Form 10-Q
period 1994-12-31
AUTO TROL TECHNOLOGY CORP
filed 1995-02-10
CIK 278048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10Q
(Mark One)
    [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the period ended December 31, 1994
                                      or
    [_]        Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER: 0-9247


                       AUTO-TROL TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

         Colorado                                       84-0515221
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          12500 North Washington Street, Denver, Colorado  80241-2400
                   (Address of principal executive offices)

                                (303) 452-4919
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [_]No


Number of shares outstanding as of  February 2, 1995:  21,286,930

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10Q
           --------------------------------------------------------
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1994
                 --------------------------------------------



                                                                  Page Number
Part I. Financial Information

  Item 1. Financial Statements

          Consolidated Statements of Operations three months ended
           December 31, 1994 and 1993                                       1

          Consolidated Balance Sheets December 31, 1994 and
           September 30, 1994                                             2-3

          Consolidated Statements of Cash Flow December 31, 1994 and 1993   4

          Notes to Consolidated Statements                                  5

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     6-8

Part II. Other Information, Item 6 Exhibits, Reports on Form 8-K           9

         Signatures                                                       10

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                     Three Months Ended
                                                         December 31,
                                                     1994          1993
                                                  -------------------------
Revenues:
  Sales.........................................       $ 3,580    $  4,312
  Service.......................................         4,160       4,589
                                                  -------------------------
                                                         7,740       8,901
Costs and expenses:
   Cost of sales................................         1,414       1,350
   Cost of service..............................         1,859       2,466
   Research and product development.............         1,897       1,712
   Marketing, general and administrative........         4,161       4,549
                                                  -------------------------
                                                         9,331      10,077

Loss from operations............................        (1,591)     (1,176)

   Interest income..............................            62          30
   Interest expense related party portion,
     $162,000 and $222,000......................          (240)       (243)
                                                  -------------------------
Loss before income taxes........................        (1,769)     (1,389)
Income tax  benefit.............................             0        (186)
Net loss........................................       $(1,769)   $ (1,203)
                                                  =========================

Loss per share..................................         $(.08)     $ (.08)

Weighted average number of shares outstanding...        21,382      15,940

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                          December 31,   September 30,
                                              1994            1994
                                          (unaudited)
                                          ----------------------------
                ASSETS
Current Assets:
   Cash and cash equivalents............      $  2,159        $  2,120
   Receivables net of allowance of
     $137,000 and $134,000..............         5,267           5,198
   Inventories..........................           245             291
   Service parts and prepaid expenses...           748             799
                                          ----------------------------
        Total current assets............      $  8,419        $  8,408
                                          ----------------------------

Property, facilities and equipment:
   Land.................................           355             355
   Building and improvements............         8,099           8,099
   Machinery and equipment..............        16,571          16,575
   Furniture, fixtures and leasehold             1,160           1,177
     improvements.......................
                                          ----------------------------
                                                26,185          26,206
   Less accumulated depreciation and           (19,633)        (19,428)
     amortization.......................
                                          ----------------------------
                                                 6,552           6,778

Purchased software, net of accumulated
   amortization of $1,498,000 and                  835             912
   $1,403,000
Other assets............................            72              63
                                          ----------------------------
        Total assets....................        15,878        $ 16,161
                                          ============================

                 See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                  December 31,   September 30,
                                                      1994            1994
                                                    (unaudited)
                                                  ----------------------------

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt...........        $240            $240
   Accounts payable............................       1,705           2,217
   Interest payable, related party
    portion $162,000 and $559,000..............         255             578
   Unearned service revenue and
    customer deposits..........................       1,352           1,356
   Other liabilities...........................       2,551           2,122
                                                  ---------------------------
        Total current liabilities..............       6,103           6,513

Long-term debt, related party, $0 and
   $5,988,000..................................       2,160           8,148
        Total liabilities......................       8,263          14,661
                                                  ---------------------------

Shareholders' equity:
   Common stock, $.01 par value
      authorized 25,000,000 shares;
      issued (including treasury shares)
      24,766,200 and 21,536,192 shares.........         248             215

   Additional paid-in capital..................      60,084          57,693
   Common stock subscribed.....................       5,574               0
   Cumulative currency translation adjustments         (471)           (357)
   Accumulated deficit.........................     (57,335)        (55,566)
   Treasury stock 261,400 and 261,400 common
      shares at cost...........................        (485)           (485)
        Total shareholders' equity.............       7,615           1,500
                                                  --------------------------
                                                    $15,878         $16,161
                                                  ==========================

                 See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                          1994       1993
                                                                                          ----       ----
                                                                                     -------------------------
Cash flow from operating activities:
     Net loss....................................................................         $ (1,769)  $ (1,203)
     Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization...............................................              416        641
     Gain on disposal of property, facilities and equipment......................              (27)       (24)
     Provision for inventory obsolescence and shrinkage..........................                0          1
     (Increase)decrease receivables..............................................              (91)       168
     Decrease inventories........................................................               44         53
     (Increase) decrease service parts and prepaids..............................               41        (12)
     Decrease accounts payable...................................................             (538)      (124)
     Decrease  interest payable..................................................             (324)      (356)
     Decrease income tax payable.................................................              (32)      (141)
     Decrease unearned service revenue and customer deposits.....................               (5)      (361)
     Increase (decrease) other liabilities.......................................              437       (345)
     Decrease current portion of long term debt..................................                0       (702)
                                                                                     -------------------------
Net cash used by operating activities............................................           (1,848)    (2,405)
Cash flow from investing activities:
     Capital expenditures........................................................             (153)      (124)
     Proceeds from sale of property, facilities and equipment....................               53         49
     (Increase) decrease of non-current service parts and other assets...........                9        (25)
     Purchases of other long term assets.........................................              (14)         0
                                                                                     -------------------------
Net cash used by investing activities............................................             (105)      (100)
Cash flow from financing activities:
     Proceeds from issuance of notes payable, related party......................            2,000      2,500
     Proceeds from issue of common stock.........................................               10          3
     Payments to acquire common stock............................................                0         (1)
                                                                                     -------------------------
Net cash provided by financing activities........................................            2,010      2,502
Effect of exchange rate changes on cash..........................................              (18)        24
                                                                                     -------------------------
Net increase in cash and cash equivalents........................................               39         21
Cash and cash equivalents at the beginning of the year...........................            2,120      2,478
                                                                                     -------------------------
Cash and cash equivalents at the end of the period...............................          $ 2,159    $ 2,499
                                                                                     =========================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest, related party portion $559,000 and $572,000.......................           $  559     $  572
                                                                                             -----      -----
     Income taxes................................................................

                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED DECEMBER 31, 1994

A.  Accounting Policies
    -------------------
    The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies.

B.  Shareholders' Equity
    --------------------

                                                                                                Cumulative
                                                                     Additional    Common        Currency
                                                   Common Stock       Paid-in      Stock       Translation
                                            -------------------------
                                                 Shares   Amount      Capital    Subscribed    Adjustments
                                            ---------------------------------------------------------------
                                                        (in thousands except number of shares)

Balance, September 30, 1994                    21,536,192   $215      $57,693        $---          $(357)
Issuances under stock option and
    compensation plans......................       11,360      1            9
Common stock issued through conversion
    of related party debt...................    3,218,648     32        2,382       5,574
Change in cumulative currency translation
    adjustments.............................                                                         (114)
Net loss....................................
                                            ------------------------------------------------------------------
Balance, December 31, 1994..................   24,766,200   $248      $60,084      $5,574           $(471)
                                            ==================================================================

                                              Accumulated   Treasury
                                                Deficit       Stock     Total
                                              ----------------------------------

Balance, September 30, 1994                    $(55,566)     $(485)     $1,500
Issuances under stock option and
    compensation plans......................                                10
Common stock issued through conversion
    of related party debt...................                             7,988
Change in cumulative currency translation                                 (114)
    adjustments.............................
Net loss....................................     (1,769)                (1,769)
                                            ------------------------------------
Balance, December 31, 1994..................   $(57,335)     $(485)    $ 7,615
                                            ====================================


    In December, 1994, the Company converted $7,988,000 of related party debt into 3.2 million shares of common stock and 7.4 million shares of common stock subscribed. At the annual meeting on January 31, 1995, the shareholders approved an increase in the number of shares authorized from 25 million to 40 million.

D.  Loss Per Share
    --------------
    Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At December 31, 1994, and 1993, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

                       AUTO-TROL TECHNOLOGY CORPORATION
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS
Three months ended December 31, 1994 compared to three months ended December 31,
- - - --------------------------------------------------------------------------------
1993
- - - ----
REVENUES - For the first quarter ended December 31, 1994, total revenue decreased 13% compared to the first quarter ended December 31, 1993.
Approximately 19% and 27% of total revenue was derived from hardware and software products for the quarter ended December 31, 1994, compared to 18% and
31% for the corresponding quarter of fiscal year 1994.  For the quarters ended
December 31, 1994, and 1993 total foreign revenue represents approximately 54%
and 44% of total revenue.  Included in total revenue for the quarter ended
December 31, 1993, is $702,000 for settlement of outstanding debt owed a former joint venture partner in exchange for the rights to sell certain technology.
Excluding this settlement, total revenue decreased 6% and total domestic revenue decreased 16% for the quarter ended December 31, 1994, compared to the quarter ended December 31, 1993.  Domestic sales revenue declined 13% compared to the quarter ending December 31, 1993, due to a decline in sales of software products.

Canadian operations realized a decrease in total revenue of 17% which includes a decline in sales revenue of 38%. Approximately 63% of Canadian sales revenue consisted of hardware sales for the quarter ended December 31, 1994, compared to 76% in the quarter ended December 31, 1993. The decline in hardware revenue is expected as the Company is focusing its efforts on software and service products. Foreign currency fluctuation accounts for 16% of Canada's revenue decline. Australian and European operations both experienced an increase in total revenue. Australia realized a 93% increase in total revenue due to increased software sales. Approximately 13% of Australia's increase in total revenue is the result of favorable exchange rate fluctuations. European operations experienced a 26% increase in total revenue. European sales revenue increased 65% due to increased revenue in both hardware and software products. However, approximately 30% of the total increase is European revenue is the result of favorable exchange rate fluctuations.

Total service revenue for the quarter ended December 31, 1994, decreased 9% compared to the quarter ended December 31, 1993. Total hardware maintenance revenue declined 21%. This trend is consistent with the prior year and maintenance revenue is expected to remain flat for the remainder of fiscal year ending September 30, 1995. The Company's hardware vendors are offering longer warranties for new products and the Company has noticed an increase in newer, more reliable equipment at many of the customer sites. This has led to cancellation of some customers' maintenance contracts. Total software maintenance revenues declined 7% compared to the quarter ending December 31, 1993. Domestically, the Company experienced a 22%, 8%, and 41% decrease in hardware maintenance, software maintenance and consulting services revenue compared to the quarter ended December 31, 1993. Europe realized a 19%, and 24% decline in hardware and software maintenance revenues which were partially offset by a 46% increase in consulting services. Total Canadian service revenue increased 9% for the quarter ended December 31, 1994, compared to the corresponding quarter of fiscal year 1993. A decline in hardware maintenance revenue was offset by increases in software maintenance and consulting services. For the quarter ended December 31, 1994, approximately 14% and 40% of total revenue were derived from consulting and maintenance services compared to 12% and 39% for the quarter ended December 31, 1993.

COST OF SALES AND SERVICE - For the first quarter ended December 31, 1994, gross profit margins remained consistent compared to the corresponding quarter for fiscal 1993. Domestically, gross profit margin on sales decreased slightly from 73% to 70%. This decline was offset by a 10% increase in gross profit margin for services, to 66% for the quarter ended December 31, 1994. Canadian total gross profit margin increased from 35% in the quarter ended December 31, 1993, to 42% for the quarter ended December 31, 1994. Sales revenue gross profit margins for the Canadian subsidiary increased slightly from 32% to 35% due to a shift in sales of software products that realized higher gross profit margins.

                       AUTO-TROL TECHNOLOGY CORPORATION
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                  (continued)

European operations experienced a decrease in gross profit margin on sales revenue from 54% in the quarter ended December 31, 1993, to 47% in the corresponding quarter in fiscal 1993. During the quarter ended December 31, 1994, 46% of European sales revenue was derived from hardware products compared to 38% for the corresponding quarter in fiscal 1993. Since hardware products generate lower gross profit margins, the decline in sales gross profit margin is expected.

For the first quarter ended December 31, 1994 gross profit margin on total service revenue increased from 46% to 55%. Domestically, gross profit margins on service revenue increased from 56% to 66%. Domestically, cost reduction measures were implemented which have had a favorable impact on the service business of approximately $251,000. The gross profit margin on service revenue increased 8% in Canada from 39% in the quarter ended December 31, 1993, to 47% in the quarter ended December 31, 1994. The increase is due to cost saving measures implemented in all service products.

European gross profit for service revenue increased substantially from 23% for the quarter ended December 31, 1993, to 40% for the quarter ended December 31, 1994. Restructuring the field engineering departments in Germany and the United Kingdom resulted in total savings of approximately $255,000.

RESEARCH AND PRODUCT DEVELOPMENT - Research and product development expenses were approximately 25% of revenues for the first quarter ended December 31, 1994, and 19% of revenues for the first quarter ended December 31, 1993. Research and product development expenses increased 11% compared to the first quarter ended December 31, 1993, as the Company has placed an emphasis on development of products to be released during the fiscal year ending September 30, 1995. Salary and related expenses account for approximately 77% of the total increase.

MARKETING, GENERAL AND ADMINISTRATIVE - Continued streamlining of its marketing, general and administrative operations resulted in significant cost savings compared to the quarter ended December 31, 1993. In the first quarter ended December 31, 1994, marketing, general and administrative expenses decreased approximately $380,000 or 9% from the first quarter ended December 31, 1993. A reduction in salary related expenses accounts for savings of approximately $270,000 and closing sales offices and renegotiating office leases resulted in savings of approximately $120,000. Domestic marketing, general and administrative expenses increased 4% compared to the corresponding quarter of 1993. This is due to an increase in domestic marketing headcount in anticipation of new product releases. Canada and Europe have reduced marketing, general and administrative expenses 12% and 26% respectively. During fiscal year ended September 30, 1994, the Company closed five European offices which has reduced marketing, general and administrative expenses by approximately $340,000.

FOREIGN CURRENCY - As of December 31, 1994, the Company had four wholly owned subsidiaries and one branch operation in Australia. The four subsidiaries are located in Germany, England, Sweden and Canada. Accordingly, the Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Finland and Italy. For purposes of reducing foreign currency risk, the Company does not use foreign exchange contracts, interest rate swaps or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by its subsidiaries. The Company invoices its subsidiaries in their local currencies for products which are sold to the subsidiary's end customers. When the subsidiaries pay the Company, a foreign currency gain or loss can occur. As of December 31, 1994, the Company had realized a loss of approximately $5,000 through payments it had received from its subsidiaries.

                       AUTO-TROL TECHNOLOGY CORPORATION
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                  (continued)
FINANCIAL CONDITION - At December 31, 1994, the Company had approximately $2.1 million cash and $2.3 million net working capital compared to $2.1 million cash and $1.9 million working capital at September 30, 1994. In the Company's Form 10-K for year ending September 30, 1994, it was disclosed that the Company was economically dependent on affiliates of the Company's President, Chairman of the Board and majority shareholder. During the first quarter of fiscal year ended 1995, the Company borrowed an additional $2 million from an affiliate of the Company's President, Chairman of the Board and majority shareholder. In December, 1994, the Company converted $7,988,000 of the outstanding related party debt into common stock. This will result in a net savings in interest expense of approximately $800,000 during fiscal year ending September 30, 1995. In addition, this improves the Company's balance sheet. The Company will continue to be economically dependent upon financial support from the majority shareholder until it achieves profitable operations. The shareholder has indicated his intent to continue such financial support. Other than the uncertainty of future profitability, there are no known demands, commitments or events that will result in the Company's liquidity increasing or decreasing in any material way. Should the Company's operations continue to sustain operating losses, it will need additional cash to continue operations. Based on management's projections, the Company is expected to incur losses in the first two quarters of fiscal year ending September 30, 1995. Management is not aware of any events or trends which would alter this expectation. The Company does not anticipate large capital expenditures during fiscal year ending September 30, 1995.

                       AUTO-TROL TECHNOLOGY CORPORATION


                          Part II - OTHER INFORMATION

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  A.  Exhibits.  None

  B.  Reports on Form 8-K.  None

                                  SIGNATURES
     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                AUTO-TROL TECHNOLOGY CORPORATION
                                                           (Registrant)


Date: February 2, 1995                                 /s/HOWARD B. HILLMAN
                                                 -------------------------------
                                                          Howard B. Hillman,
                                                              President

Date:  February 2, 1995                                /s/CARL G. MANERI
                                                 -------------------------------
                                                          Carl G. Maneri
                                                     Vice President, Treasurer