Form 10-Q/A
AUTO TROL TECHNOLOGY CORP
filed 1995-03-27
CIK 278048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10Q/A
(Mark One)
    [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the period ended December 31, 1994
                                      or
    [_]        Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

                       AUTO-TROL TECHNOLOGY CORPORATION
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS
Three months ended December 31, 1994 compared to three months ended December 31,
--------------------------------------------------------------------------------
1993
----
REVENUES - For the first quarter ended December 31, 1994, total revenue decreased 13% compared to the first quarter ended December 31, 1993. Approximately 19% and 27% of total revenue was derived from hardware and software products for the quarter ended December 31, 1994, compared to 18% and 31% for the corresponding quarter of fiscal year 1994. For the quarters ended December 31, 1994, and 1993 total foreign revenue represents approximately 54% and 44% of total revenue. Included in total revenue for the quarter ended December 31, 1993, is $702,000 for settlement of outstanding debt owed a former joint venture partner in exchange for the rights to sell certain technology. Excluding this settlement, total revenue decreased 6% and total domestic revenue decreased 16% for the quarter ended December 31, 1994, compared to the quarter ended December 31, 1993. Domestic sales revenue declined 13% compared to the quarter ending December 31, 1993, due to a decline in sales of software products.

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

                       AUTO-TROL TECHNOLOGY CORPORATION


                          Part II - OTHER INFORMATION

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  A.  Exhibits.

      Exhibit Number               Exhibit
      --------------               -------
            4 Instruments Defining the Rights of Security Holders and Indentures

                           A.  Specimen Certificate*
                           B. Copies of Industrial Development Revenue Bond documents*
                           C. Specimen Debentures, Warrants, Royalty Agreement, and Royalty Certificate issued to purchase Research and Development Limited Partnership Interests**

            10             Material Contracts

                           A. Copy of Incentive Stock Option Plan, as amended through January 28, 1992+
                           B. Copy of Special Purpose Stock Option Plan, as amended through January 28, 1992+
                           C. Agreement with Sun Microsystems, Inc. dated April 30, 1993++
                           D. Agreement with HP/Apollo Computer, Inc. dated July 4, 1994++
                           E. Agreement with Howard B. Hillman dated November 1, 1994++
                           F. Agreement with Centra 2000, Inc., formerly Metaware, Inc., dated April 12, 1994++

            27             Financial Data Schedule

  B.  Reports on Form 8-K. None
--------
* Incorporated by reference from Registration Statement No. 2-63253, filed January 24, 1979.
** Incorporated by reference from Form 10-K for fiscal year ended September 30, 1988, dated December 14, 1988.
+ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1993, dated December 18, 1992.
++ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1994, dated December 14, 1994.

                                  SIGNATURES
     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                AUTO-TROL TECHNOLOGY CORPORATION
                                                           (Registrant)


Date:  March 23, 1995                                  /s/HOWARD B. HILLMAN
                                                 -------------------------------
                                                          Howard B. Hillman,
                                                              President

Date:  March 23, 1995                                  /s/SUSAN G. SESSLER
                                                 -------------------------------
                                                          Susan G. Sessler,
                                                       Acting Financial Officer