Form 10-Q
period 1995-03-31
AUTO TROL TECHNOLOGY CORP
filed 1995-05-15
CIK 278048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For the period ended March 31, 1995
                                      or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Number of shares outstanding as of May 9, 1995:  21,293,930

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE SIX MONTHS ENDED MARCH 31, 1995
                    ---------------------------------------




                                                                  Page
                                                                 Number
Part I.  Financial Information

 Item 1.  Financial Statements

          Consolidated Statements of Operations (unaudited)
            six months ended March 31, 1995 and 1994                 1

          Consolidated Balance Sheets (unaudited) March 31,
            1995 and September 30, 1994                            2-3

          Consolidated Statements of Cash Flow (unaudited)
            March 31, 1995 and 1994                                  4

          Notes to Consolidated Statements                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    6-10

Part II.  Other Information, Item 6 Exhibits, Reports on Form 8-K   11

          Signatures                                                12

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                 Three Months Ended      Six Months Ended
                                      March 31,              March 31,

                                 1995          1994      1995        1994
                                 -----------------------------------------
Revenues:
 Sales.......................   $2,591        $4,332     $6,171     $8,644
 Service.....................
                                 3,740         4,984      7,900      9,573
                                 -----------------------------------------
                                 6,331         9,316     14,071     18,217

Costs and expenses:
 Cost of sales...............      886         1,908      2,300      3,258
 Cost of service.............    1,806         2,462      3,665      4,928
 Research and product
  development................    1,921         1,888      3,818      3,600
 Marketing, general and
  administrative.............    4,093         4,309      8,254      8,858
                                 -----------------------------------------
                                 8,706        10,567     18,037     20,644

Loss from operations.........   (2,375)       (1,251)    (3,966)    (2,427)

 Interest income.............       31            56         93         86
 Interest expense............     (118)         (238)      (358)      (481)
                                 ------------------------------------------
Loss before income taxes.....   (2,462)       (1,433)    (4,231)    (2,822)
Income tax (benefit).........       55          (261)        55       (447)
                                 ------------------------------------------
Net loss.....................  $(2,517)      $(1,172)   $(4,286)   $(2,375)
                                 ==========================================

Loss per share...............    $(.08)        $(.06)     $(.17)     $(.14)

Weighted average number of
 shares outstanding..........   29,432        18,134     25,267     17,031


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                            March 31,    September 30,
                                              1995           1994
                                          (unaudited)
                                          ----------------------------
              ASSETS

Current Assets:
  Cash and cash equivalents.............    $2,148          $2,120
  Receivables net of allowance
    of $148,000 and $134,000............     4,747           5,198
  Inventories...........................       286             291
  Service parts and prepaid expenses....       717             799
                                          ----------------------------
    Total current assets................     7,898           8,408

Property, facilities and equipment:
  Land..................................       355             355
  Building and improvements.............     8,108           8,099
  Machinery and equipment...............    14,176          16,575
  Furniture, fixtures and leasehold
    improvements........................     1,164           1,177
                                         -----------------------------
                                            23,803          26,206
  Less accumulated depreciation and
    amortization........................   (17,376)        (19,428)
                                          ----------------------------
                                             6,427           6,778

Purchased software, net of accumulated
    amortization of $1,219,000 and
      $1,403,000........................       714             912
Other assets............................        66              63
                                          ----------------------------
Total assets............................   $15,105         $16,161
                                          ============================


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                              March 31,    September 30,
                                               1995            1994
                                            (unaudited)
                                            ----------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt........  $   240         $   240
  Accounts payable.........................    1,650           2,217
  Interest payable, related-party portion
    $174,000 and $559,000..................      236             578
  Unearned service revenue and customer
    deposits...............................    1,644           1,356
  Other liabilities........................    2,187           2,122
                                            ----------------------------
      Total current liabilities............    5,957           6,513

Long-term debt, related-party portion
  $1,750,000 and $5,988,000................    3,910           8,148
                                            ----------------------------
      Total liabilities....................    9,867          14,661
                                            ----------------------------

Shareholders' equity:
  Common stock, $.01 par value authorized
    40,000,000 shares; issued (including
    treasury shares) 32,205,669 and
    21,536,192 shares......................      322             215
  Additional paid-in capital...............   65,587          57,693
  Cumulative currency translation
    adjustments............................     (333)           (357)
  Accumulated deficit......................  (59,853)        (55,566)
  Treasury stock, 261,400 common shares
    at cost................................     (485)           (485)
                                            ----------------------------
      Total shareholders' equity...........    5,238           1,500
                                            ----------------------------
                                             $15,105         $16,161
                                            ============================


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                  Six Months Ended
                                                      March 31,
                                                 ------------------
                                                   1995       1994
Cash flow from operating activities:
  Net loss                                       $(4,286)   $(2,375)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization.................     861      1,205
  Loss (gain) on disposal of property,
    facilities and equipment....................    (150)        (7)
  Provision for inventory obsolescence
    and shrinkage...............................      --          2
  (Increase) decrease receivables...............     469       (438)
  Decrease inventories..........................       7         20
  Decrease service parts and prepaids...........      88        175
  Decrease accounts payable.....................    (548)      (259)
  Decrease interest payable.....................    (342)      (253)
  Increase (decrease) income tax payable........      27       (385)
  Increase (decrease) unearned service
    revenue and customer deposits...............     288       (234)
  Increase (decrease) other liabilities.........     256       (232)
  Decrease accrued compensation and
    related taxes...............................    (204)       (33)
  Decrease current portion of long-term debt....      --       (702)
                                                 -------------------
Net cash used by operating activities...........  (3,534)    (3,516)
Cash flow from investing activities:
  Capital expenditures..........................    (432)      (225)
  Proceeds from sale of property, facilities
    and equipment...............................     256         46
  Increase of non-current service parts and
    other assets................................      (3)        (8)
                                                 -------------------
Net cash used by investing activities...........    (179)      (187)
Cash flow from financing activities:
  Proceeds from issuance of notes payable,
    related-party...............................   3,750      3,200
  Proceeds from issuance of common stock........      13          3
  Payments to acquire common stock..............                 (1)
                                                 -------------------
Net cash provided by financing activities.......   3,763      3,202
Effect of exchange rate changes on cash.........     (22)       (17)
                                                 -------------------
Net increase (decrease) in cash and cash
    equivalents.................................      28       (518)
Cash and cash equivalents at the beginning
  of the year...................................   2,120      2,478
                                                 -------------------
Cash and cash equivalents at the end of
  the period....................................  $2,148     $1,960
                                                 ===================

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest, related-party portion $559,000
    and $572,000................................    $559       $677
  Income taxes..................................      --         --


                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED MARCH 31, 1995

A.  Accounting Policies
    -------------------

    The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements except as modified for appropriate interim accounting policies. The financial information herein furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

    The following table indicates the amount of the Company's earnings (loss), from continuing operations, before income taxes that were contributed by domestic and foreign operations:


                                 Six Months Ended
                                     March 31,

                                  1995     1994
                                 -----------------
                                  (in thousands)
                 United States   $(4,205) $(2,000)
                 Foreign             (26)    (822)
                                 -----------------
                                 $(4,231) $(2,822)
                                 =================

B.  Shareholders' Equity
    --------------------

                                                                          Cumulative
                                        Common Stock        Additional    Currency
                                       -------------------   Paid-in      Translation    Accumulated   Treasury
                                       Shares        Amount   Capital     Adjustment       Deficit       Stock      Total
                                       -----------------------------------------------------------------------------------
                                                             (in thousands except number of shares)
Balance, September 30, 1994........... 21,536,192    $215    $57,693        $(357)       $(55,566)      $(485)     $1,500
Issuances under stock option and
  compensation plans..................     18,810       1        912                                                   13
Common stock issued through conversion
  of related-party debt............... 10,650,667     106      7,882                                                7,988
Change in cumulative currency
  translation adjustments.............                                         24                                      24
Net loss..............................                                                     (4,287)                 (4,287)
                                       -----------------------------------------------------------------------------------
Balance, March 31, 1995............... 32,205,669    $322    $65,587        $(333)       $(59,853)      $(485)     $5,238
                                       ===================================================================================


C.  Loss Per Share
    --------------

    Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At March 31, 1995, and 1994, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.


D.  Related-Party Subsequent Event
    ------------------------------

    On May 8, 1995, Auto-trol Technology Corporation and MetaWare, Inc., a Texas corporation doing business as Centra 2000, Inc., announced that they have reached an agreement in principle for the merger of Centra 2000, Inc., into AT Development, Inc., a wholly-owned subsidiary of Auto-trol Technology Corporation. The merger is expected to conclude in June, 1995.

    The Company's President, Chairman of the Board, and majority shareholder, Howard B. Hillman, is an affiliate with Centra 2000, Inc. through the Venhill Limited Partnership, of which Mr. Hillman is the General Partner.

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three months ended March 31, 1995, compared to three months ended March 31, 1994
- --------------------------------------------------------------------------------
REVENUES - For the second quarter ended March 31, 1995, total revenue decreased approximately $3 million or 32%, from the corresponding quarter 1994. Approximately $100,000 or 3% of the decrease is from revenue earned in the France and Switzerland offices which were closed in fiscal year ended September 30, 1994. Additionally, included in the $3 million decrease is a $300,000 favorable exchange rate variance. Every geographic region, except Australia and Sweden, experienced a decline in revenue in the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994. Domestic and Canadian revenues declined 41% and 23%, respectively, while Germany and United Kingdom's revenue declined 25% and 20%, respectively. Australia's total revenue increased approximately 13%, and Sweden increased approximately 17%.

For the second quarter ended March 31, 1995, sales revenue decreased 40% or $1.7 million, compared to the corresponding quarter of 1994. France and Switzerland offices account for approximately $36,000 or 2% of the decrease in total sales revenue for the quarter ended March 31, 1995, compared to the corresponding quarter of 1994. All geographic regions experienced a decrease in sales revenue except Sweden and the Australian branch. The Company's software product mix has shifted to products which represent larger installations for its customers. Products which encompass larger installations have a longer sales cycle which shifts product sales to subsequent quarters. Following is the percentage increase or (decrease) compared to the quarter ended March 31, 1994, by geographic area.

                                 Sales Revenue
                    -----------------------------------
                    Geographic Area          Percentage
                    -----------------------------------
                       Domestic                (60)%
                       Canada                  (33)%
                       Australia                75%
                       United Kingdom           (9)%
                       Germany                 (32)%
                       Sweden                   80%


Total service revenue for the quarter ended March 31, 1995, decreased 25% or $1.2 million, compared to the quarter ended March 31, 1994. Closing offices in France and Switzerland in fiscal year ended September 30, 1994, accounts for approximately $63,000 or 5% of the total decrease in service revenue. Hardware postcontract customer support revenue declined 37%, primarily because of longer warranties offered by the Company's hardware vendors, the increase in newer, more reliable equipment at many of the Company's customer sites, and some customer cancellations of maintenance. Accordingly, the Company does not place an emphasis on sales of hardware products. Software postcontract customer support revenues declined 19% compared to the quarter ending March 31, 1994. As expected, integration services declined in all regions which experienced a decline in sales revenue in the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994. Following is the percentage increase or (decrease) by geographic location compared to quarter ended March 31, 1994.


                                          Service Revenue
                    ----------------------------------------------------------
                      Postcontract                               Total Service
Geographic Area     Customer Support    Integration Services        Revenue
- ------------------------------------------------------------------------------
Domestic                 (31)%                  (29)%                (31)%
Canada                     0                    (22)%                (10)%
Australia                  9%                    11%                  10%
United Kingdom           (20)%                  (25)%                (22)%
Germany                   (3)%                  (16)%                 (6)%
Sweden                   (53)%                   48%                 (36)%
Total                    (25)%                  (24)%                (25)%

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)

COST OF SALES AND SERVICE - For the second quarter ended March 31, 1995, gross profit margins increased to 57%, from 53% for the corresponding quarter of 1994. Gross profit margin on sales revenue increased to 66% for the quarter ended March 31, 1995, compared to 56% for the quarter ended March 31, 1994. Domestically, gross profit margin on sales revenue decreased from 70% to 68%. This decline is due to the continued erosion of gross profit margin on hardware products. Canada experienced a 19% increase in its gross profit margin from sales revenue from 25% in the quarter ended March 31, 1994, to 44% in the quarter ended March 31, 1995. This increase is the result of a decline in the percentage of sales revenue attributable to hardware products. Canada's revenue from hardware products declined 61%, while revenue of software products increased 123% in the quarter ended March 31, 1995, compared to the corresponding quarter of 1994. In general, hardware products realize significantly lower profit margins compared to gross profit margins for software products.

Europe experienced a 5% decline in gross profit margin from sales revenue from 49% in the quarter ended March 31, 1994, to 44% in the quarter ended March 31, 1995. Sweden's favorable increase in the percentage of revenue realized from software products was offset by Germany's increase in revenue generated from hardware products. Additionally, a larger percentage of software revenue was generated from third-party products which have lower gross profit margins. Third-party products represented 29% of software revenue in the quarter ended March 31, 1995, while no software revenue was realized from third-party software in the corresponding quarter of 1994.

For the second quarter ended March 31, 1995, gross profit on service revenues remained stable at 52% compared to the quarter ended March 31, 1994. Domestically, an increase in integration service gross profit margin and hardware postcontract customer support margin, resulted in a net increase in domestic services gross profit margin of approximately 20%. The gross profit margin on Canadian service revenue decreased to 34% from 38%. This decrease is primarily attributable to decreased hardware postcontract support revenue. Total European gross profit margin on service revenue increased from 26% in the quarter ended March 31, 1994, to 30% in the quarter ended March 31, 1995. In fiscal year ended September 30, 1994, Germany's postcontract customer support department was restructured which resulted in a 35% reduction in staff from March 31, 1994 to 1995.

RESEARCH AND PRODUCT DEVELOPMENT - Research and product development expenses were approximately 30% of revenues for the second quarter ended March 31, 1995, and 20% of revenues for the second quarter ended March 31, 1994. However, compared to the quarter ended March 31, 1994, research and product development expenses increased approximately 2%.

MARKETING, GENERAL AND ADMINISTRATIVE - In the second quarter ended March 31, 1995, marketing, general and administrative expenses decreased approximately 5% from the second quarter ended March 31, 1994. Domestic operations, Canada and Sweden experienced declines in marketing, general and administrative expenses of 2%, 11%, and 31%, respectively. United Kingdom and Germany realized increases in marketing, general and administrative expenses of approximately $93,000 and $15,000, respectively. However, included in Germany and the United Kingdom's marketing, general and administrative expenses are unfavorable exchange rate fluctuations of approximately $93,000 and $18,000.

Foreign currency fluctuations had an approximate $19,000 favorable impact on net results of operations for the quarter ended March 31, 1995, compared to the corresponding quarter of 1994.

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)

Six months ended March 31, 1995 compared to six months ended March 31, 1994
- ---------------------------------------------------------------------------
REVENUES - For the six months ended March 31, 1995, total revenue decreased 23% or $4.1 million compared to the six months ended March 31, 1994. Approximately 6%, or $258,000, of the decrease is attributable to revenue earned in the Switzerland and France offices which were closed in fiscal year ended 1994. Domestic and Canadian operations experienced a 34%, and 20% decrease in revenue respectively, compared to the six months ended March 31, 1994. Canada's 20% decrease consists of an unfavorable exchange rate variance of 3%, and an unfavorable volume variance of 17%. European operations includes a $490,000 favorable exchange rate variance and $571,000 unfavorable volume variance which includes $258,000 of revenue earned in France and Switzerland during the six months ended March 31, 1994.

Foreign currency fluctuations had a $77,000 unfavorable impact on net loss for the six months ended March 31, 1995 compared to March 31, 1994. This unfavorable effect is the result of a greater than 10% devaluation of the United States dollar against the German Deutsche Mark.

For the six months ended March 31, 1995, sales revenue decreased approximately 29%, or $2.5 million, compared to the corresponding six months of 1994. The Company's software product mix has shifted to products which represent larger installations for Auto-trol Technology Corporation's customers. These products experience a longer sales cycle resulting in revenue being recognized in subsequent quarters. Following is the percentage increase or (decrease) by geographic location compared to the six months ending March 31, 1994.

                                Sales Revenue
                      --------------------------------
                       Geographic Area   Percentage
                      --------------------------------
                       Domestic             (48)%
                       Canada               (35)%
                       Australia            238%
                       United Kingdom        (5)%
                       Germany               18%
                       Sweden                17%


Approximately 83% of domestic's decrease in sales revenue is attributable to a decline in sales of software products. All of Canada's decrease in sales revenue is attributable to a decline in hardware products. A decrease in hardware revenue is expected as the Company is placing less emphasis on hardware products.

Total service revenue for the six months ended March 31, 1995, decreased 18% or approximately $1.7 million compared to the six months ended March 31, 1994. Approximately $105,000 of the decline is attributable to revenue generated in the France and Switzerland locations which were closed in fiscal year ended September 30, 1994. Hardware postcontract customer support revenue declined 29% primarily because of longer warranties offered by the Company's hardware vendors, the increase in newer, more reliable equipment at many of the Company's customer sites and some customer cancellations of maintenance. In addition, the Company has been selling less hardware than in past periods. Software postcontract customer support revenue declined approximately 15% compared to the six months ending March 31, 1994. A decline in software postcontract customer support revenue is expected considering software sales revenue declined 24% for the six months ended March 31, 1995, compared to the six months ending March 31,1994. Following is the percentage increase or (decrease) by geographic area compared to the six months ending March 31, 1994.

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)


                                         Service Revenue
                    ----------------------------------------------------------
                      Postcontract                               Total Service
Geographic Area     Customer Support   Integration Services         Revenue
- ------------------------------------------------------------------------------
Domestic                 (23)%                 (36%)                  (25)%
Canada                    (3)%                   3%                     0
Australia                  9%                    5%                     7%
United Kingdom           (20)%                 (13)%                  (18)%
Germany                  (10)%                   4%                    (1)%
Sweden                   (23)%                  41%                   (13)%
Total                    (19)%                 (12)%                  (18)%


COST OF SALES AND SERVICE - For the six months ended March 31, 1995, gross profit margins increased to 58%, from 55% compared to the corresponding six months of 1994. Gross profit margin on sales revenue remained constant at 62% for the six months ended March 31, 1995, compared to the corresponding quarter of 1994. Domestically, gross profit margin on sales revenue decreased from 77% in the six months ended March 31, 1994, to 68% in the six months ended March 31, 1995. Included in total revenue for the six months ended March 31, 1994, is $702,000 for settlement of outstanding debt owed a former joint venture partner in exchange for the rights to sell certain technology. Excluding this revenue, domestic gross profit margin on sales revenue in the six months ended March 31, 1994 is 59%. Domestic operations experienced improvements in gross profit margins in hardware and software products. The Canadian subsidiary experienced a 40% gross profit margin from sales revenue for the six months ended March 31, 1995, compared to a 28% gross profit margin for the corresponding period in 1994. Canada's increase is due to a smaller percentage of total sales revenue being attributed to hardware products which generate lower gross profit margins. Approximately 57% of Canadian sales revenue consisted of hardware sales for the six months ended March 31, 1995, compared to 81% in the six months ended March 31, 1994.

European gross profit margin on sales revenue declined from 50% in the six months ended March 31, 1994, to 46% in the six months ended March 31, 1995. Sweden realized an increase in gross profit margin due to revenue earned from software products which realize larger gross profit margins. However, this was offset by lower margin hardware and software products sold in Germany and the United Kingdom.

For the six months ended March 31, 1995, gross profit on service revenues increased to 53% from 49% for the six months ended March 31, 1994. Domestic gross profit margins on service revenue increased to 66% compared to 58% for the six months ending March 31, 1994. The increase in domestic gross profit margin is due to improved margins in hardware postcontract customer support. The gross profit margin on Canadian service revenue remained stable from the six months ended March 31, 1995 compared to the corresponding period in fiscal year 1994. Europe experienced an increase in service gross profit margin from 23% in the six months ended March 31,1994, to 36% in the six months ended March 31, 1995. Germany's gross profit margin on service revenue increased from 34% at March 31, 1994, to 38% at March 31, 1995. Restructuring Germany's postcontract customer support department resulted in savings in employees salaries and benefits of approximately $239,000.

RESEARCH AND PRODUCT DEVELOPMENT - Research and product development expenses were approximately 27% of revenues for the six months ended March 31, 1995, and 20% of revenues for the six months ended March 31, 1994. Research and product development expenses increased 6% compared to the six months ended March 31, 1994.

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)

MARKETING, GENERAL AND ADMINISTRATIVE - In the six months ended March 31, 1995, marketing, general and administrative expenses decreased 7% from the six months ended March 31, 1994. Domestic marketing, general and administrative expenses remained stable for the six months ended March 31, 1995 compared to the corresponding six months of 1994. Canadian expenses are 11% less than the same six month period of 1994. Approximately 3% of this variance is attributable to exchange rate fluctuations and 8% is the result of reduced spending. European expenses increased approximately 5% or $85,000, due to unfavorable exchange rate fluctuations of $233,000 which were partially offset by a $148,000 favorable spending variance. However, included in marketing, general and administrative expenses for the six months ended March 31,1994 is approximately $172,000 related to office closure expenses in Switzerland.

FOREIGN CURRENCY - As of March 31, 1995, the Company had four wholly owned subsidiaries and one branch operation in Australia. The four subsidiaries are located in Germany, England, Sweden and Canada. Accordingly, the Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Finland and Italy. For purposes of reducing foreign currency risk, the Company does not use foreign exchange contracts, interest rate swaps or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by its subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiary's end customers. Upon receiving payment from the subsidiaries, a foreign currency gain or loss can occur. As of March 31, 1995, the Company has realized a loss of approximately $3,000 through payments received from its subsidiaries.

FINANCIAL CONDITION - At March 31, 1995, the Company had approximately $2 million of cash and cash equivalents. In the Company's Form 10-K for year ending September 30, 1994, it was disclosed that the Company was economically dependent on affiliates of the Company's President, Chairman of the Board and majority shareholder. The Company has borrowed an additional $1,750,000 from an affiliate of the Company's President, Chairman of the Board and majority shareholder during the quarter ended March 31, 1995. During the six months ended March 31, 1995 the Company has borrowed $3,750,000 from the Company's President, Chairman of the Board and majority shareholder. In December, 1994, the Company converted $7,988,000 of the outstanding related-party debt into common stock. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has indicated his intent to continue such financial support. Should the Company's operations continue to sustain operating losses, it will need additional cash to continue operations.

RELATED-PARTY SUBSEQUENT EVENT- On May 8, 1995, Auto-trol Technology Corporation and MetaWare, Inc., a Texas corporation doing business as Centra 2000, Inc., announced that they have reached an agreement in principle for the merger of Centra 2000, Inc. into AT Development, Inc., a wholly-owned subsidiary of Auto-trol Technology Corporation. The merger is expected to conclude in June, 1995.

The Company's President, Chairman of the Board, and majority shareholder, Howard
B. Hillman, is an affiliate with Centra 2000, Inc. through the Venhill Limited Partnership, of which Mr. Hillman is the General Partner.

                       AUTO-TROL TECHNOLOGY CORPORATION

                          Part II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS-  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits.

4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS AND INDENTURES

      A.  Specimen Certificate
      B.  Copies of Industrial Development Revenue Bond documents*
      C. Specimen Debentures, Warrants, Royalty Agreement, and Royalty Certificate issued to purchase Research and Development Limited Partnership Interests**

10. MATERIAL CONTRACTS

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

27.  FINANCIAL DATA SCHEDULE



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


                                             AUTO-TROL TECHNOLOGY CORPORATION
                                                       (Registrant)

Date: May 10,1995                                  /s/HOWARD B. HILLMAN
                                             --------------------------------
                                                     Howard B. Hillman,
                                                         President


Date: May 10, 1995                                   /s/DAVID C. O'BRIEN
                                              -------------------------------
                                                       David C. O'Brien
                                                   Vice President, Finance