Form 10-Q
period 1995-06-30
AUTO TROL TECHNOLOGY CORP
filed 1995-08-14
CIK 278048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)

[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For the period ended June 30, 1995

                                      or

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding as of August 9, 1995: 33,271,764

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE NINE MONTHS ENDED JUNE 30, 1995
                    ---------------------------------------

                                                                                                       Page
                                                                                                      Number

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Statements of Operations (unaudited) nine months ended June 30, 1995 and 1994             1

    Consolidated Balance Sheets (unaudited) June 30, 1995 and September 30, 1994                         2-3

    Consolidated Statements of Cash Flow (unaudited) June 30, 1995 and 1994                                4

    Notes to Consolidated Statements                                                                       5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          6-9

Part II. Item 5. Other Information                                                                     10-13

    Item 6. Exhibits, Reports on Form 8-K                                                                 14

    Signatures                                                                                            15

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                    Three Months Ended     Nine Months Ended
                                                          June 30,             June 30,
                                                       1995       1994       1995       1994
                                                    ----------------------------------------
Revenues:
  Sales.........................................    $ 2,384    $ 5,264    $ 8,555    $13,908
  Service.......................................      3,584      4,817     11,484     14,390
                                                    ----------------------------------------
                                                      5,968     10,081     20,039     28,298
Costs and expenses:
  Cost of sales.................................      1,055      1,880      3,355      5,138
  Cost of service...............................      1,650      2,639      5,315      7,568
  Research and product development..............      2,257      1,787      6,075      5,387
  Marketing, general and administrative.........      3,986      4,643     12,240     13,501
                                                    ----------------------------------------
                                                      8,948     10,949     26,985     31,594

Loss from operations............................     (2,980)      (868)    (6,946)    (3,296)

  Interest income...............................         82         34        176        119
  Interest expense..............................       (166)      (193)      (525)      (672)
                                                    ----------------------------------------
Loss before income taxes........................     (3,064)    (1,027)    (7,295)    (3,849)
Income tax (benefit)............................         (3)         2         52       (445)
                                                    ----------------------------------------
Net loss........................................    $(3,061)   $(1,029)   $(7,347)   $(3,404)
                                                    ========================================

Loss per share..................................    $  (.10)   $  (.05)   $  (.27)   $  (.18)

Weighted average number of shares outstanding....    32,206     21,274     26,944     18,450


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                              June 30,      September 30,
                                                                                                1995            1994
                                                                                             (unaudited)
                                                                                            -----------------------------
                                          ASSETS
Current Assets:
  Cash and Cash equivalents................................................................    $2,149           $2,120
  Receivables net of allowance of $149,000 and $134,000....................................     3,343            5,198
  Inventories..............................................................................       245              291
  Service parts and prepaid expenses.......................................................       637              799
                                                                                             -------------------------
    Total current assets...................................................................     6,374            8,408
                                                                                             -------------------------
Property, facilities and equipment:
  Land.....................................................................................       355              355
  Building and improvements................................................................     8,108            8,099
  Machinery and equipment..................................................................    14,183           16,575
  Furniture, fixtures and leasehold improvements...........................................     1,076            1,177
                                                                                             -------------------------
                                                                                               23,722           26,206
Less accumulated depreciation and amortization.............................................   (17,442)         (19,428)
                                                                                             -------------------------
                                                                                                6,280            6,778
Purchased software, net of accumulated amortization of
  $1,309,000 and $1,403,000................................................................       629              912
Other assets...............................................................................        88               63
                                                                                             -------------------------
    Total assets...............................................................................   $13,371          $16,161
                                                                                             =========================

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                               June 30,     September 30,
                                                                                 1995           1994
                                                                              (unaudited)
                                                                              ---------------------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.......................................   $    240          $    240
  Accounts payable........................................................      1,262             2,217
  Interest payable, related-party portion $228,000 and $559,000...........        344               578
  Unearned service revenue and customer deposits..........................      1,477             1,356
  Accrued Compensation and taxes..........................................        564               485
  Other liabilities.......................................................      1,356             1,637
                                                                             --------------------------
    Total current liabilities.............................................      5,243             6,513
Long-term debt, related-party portion $3,750,000 and $5,988,000...........      5,910             8,148
                                                                             --------------------------
    Total liabilities.....................................................     11,153            14,661
                                                                             --------------------------
Shareholders' equity:
  Common stock, $.01 par value authorized 40,000,000 shares; issued
    (including treasury shares) 33,418,477 and 21,536,192 shares..........        334               215
  Additional paid-in capital..............................................     66,952            57,693
  Cumulative currency translation adjustments.............................       (280)             (357)
  Accumulated deficit.....................................................    (64,303)          (55,566)
  Treasury stock, 261,400 common shares at cost...........................       (485)             (485)
                                                                             ----------------------------
    Total shareholders' equity............................................      2,218             1,500
                                                                             ----------------------------
                                                                             $ 13,371          $ 16,161
                                                                             ============================

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                               Nine Months Ended
                                                                   June 20,
                                                              ------------------
                                                                1995      1994
                                                              --------  --------
Cash flow from operating activities:
  Net loss..................................................  $(7,347)  $(3,404)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization.............................    1,247     1,649
  Gain on disposal of property, facilities and equipment....     (110)      (68)
  Provision for inventory obsolescence and shrinkage........       --         8
  (Increase) decrease receivables...........................    1,826    (1,759)
  Decrease inventories......................................       40       311
  Decrease service parts and prepaids.......................      138       267
  (Increase) decrease accounts payable......................     (716)      426
  Decrease interest payable.................................     (234)      (22)
  Decrease income tax payable...............................      (70)     (442)
  Increase unearned service revenue and customer deposits...      121        34
  Increase (decrease) other liabilities.....................     (265)      432
  Increase (decrease) accrued compensation and related taxes       79       (97)
  Decrease current portion of long-term debt................       --      (702)
                                                              ------------------
Net cash used by operating activities.......................   (5,291)   (3,367)
Cash flow from investing activities:
  Capital expenditures......................................     (645)     (575)
  Proceeds from sale of property, facilities and equipment..      285        96
  Decrease (Increase) of non-current service parts and other
    assets..................................................      (23)       46
                                                              ------------------
Net cash used by investing activities.......................     (383)     (433)
Cash flow from financing activities:
  Proceeds from issuance of notes payable, related-party....    5,750     3,600
  Write down on related-party debt..........................       (8)       --
  Payments to acquire related-party.........................       (5)       --
  Proceeds from issuance of common stock....................       13         3
  Payments to acquire common stock..........................       --        (1)
                                                              ------------------
Net cash provided by financing activities...................    5,750     3,602
Effect of exchange rate changes on cash.....................      (47)      (73)
                                                              ------------------
Net increase (decrease) in cash and cash equivalents........       29      (271)
Cash and cash equivalents at the beginning of the year......    2,120     2,478
                                                              ------------------
Cash and cash equivalents at the end of the period..........  $ 2,149   $ 2,207
                                                              ==================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest, related-party portion $579,000 and $572,000.....  $   579   $   766
  Income taxes..............................................       --        --

                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED JUNE 30, 1995

A.  Accounting Policies

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

    The following table indicates the amount of the Company's earnings (loss), from continuing operations, before income taxes that were contributed by domestic and foreign operations:

                                       Nine Months Ended
                                            June 30,
                                        1995       1994
                                      -------------------
                                         (in thousands)
                                      -------------------
                      United States   $(6,546)   $(1,983)
                      Foreign            (801)    (1,866)
                                      -------------------
                                      $(7,347)   $(3,849)
                                      ===================

B.  Shareholders' Equity

                                                                                  Cumulative
                                                                    Additional     Currency
                                                  Common Stock       Paid-in      Translation     Accumulated    Treasury
                                                Shares    Amount     Capital      Adjustment        Deficit       Stock      Total
                                              --------------------------------------------------------------------------------------
                                                                    (in thousands except number of shares)
                                              --------------------------------------------------------------------------------------
Balance, September 30, 1994................   21,536,192   $215      $57,693        $(357)         $(55,566)     $(485)    $1,500
Issuances under stock option and
compensation plans.........................       19,610      1           12                                                   13
Common stock issued through
conversion of related-party debt...........   10,650,667    106        7,882                                                7,988
acquisition of related-party+                  1,212,008     12        1,365                         (1,382)                   (5)
Change in cumulative currency
translation adjustments....................                                            77                                      77
Prior  period adjustment++                                                                               (8)                   (8)
Net loss...................................                                                          (7,347)               (7,347)
                                              -------------------------------------------------------------------------------------
Balance, June 30, 1995.....................   33,418,477   $334      $66,952        $(280)         $(64,303)     $(485)    $2,218
                                              ======================================================================================

    + On June 30, 1995, AT-Development a wholly owned subsidiary of Auto-trol Technology Corporation merged with Metaware Inc., a Texas Corporation doing business as Centra 2000, Inc. The Chairman of the Board, President and Chief Executive Officer, Howard B. Hillman, is an affiliate of the majority shareholder of Centra 2000, Inc. The impact of accounting for the minority shareholder interest as a purchase accounting transaction is not material, therefore the transaction has been accounted for using the pooling of interests method of accounting.

    ++ In fiscal year ended 9/30/94 the company closed it's French subsidiary. This adjustment reflects the last transaction.

C.  Loss Per Share

    Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At June 30, 1995, and 1994, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three months ended June 30, 1995, compared to three months ended June 30, 1994

Revenues - For the third quarter ended June 30, 1995, total revenue decreased approximately $4.1 million or 41%, from the corresponding quarter 1994. Every geographic region experienced a decline in revenue in the quarter ended June 30, 1995, compared to the quarter ended June 30, 1994. Domestic, Canadian and European revenues declined 55%, 27% and 21% respectively. This decline was expected as the company focused it's sales efforts on new, internally developed software products which represent larger installations for customers. These products experience a longer sales cycle than the Company's existing products. Foreign currency fluctuations had an approximate 5% favorable impact on total revenue or approximately $230,000, compared to the corresponding period for 1994.

For the third quarter ended June 30, 1995, sales revenue decreased 55% or $2.9 million, compared to the corresponding quarter of 1994. All geographic regions experienced a decrease in sales revenue. However, domestic operations experienced 78% or $2.2 million of the total decline. Sales revenue represents approximately 40% of the Company's total revenue in the quarter ended June 30, 1995 compared to 52% in the quarter ended June 30, 1994. Following is the percentage increase or (decrease) compared to the quarter ended June 30, 1994, by geographic region:

                                 Sales Revenue
                        ------------------------------
                        Geographic Region   Percentage
                        ------------------------------
                        Domestic              (78)%
                        Canada                (39)%
                        Australia             (35)%
                        Europe                (28)%

Total service revenue for the quarter ended June 30, 1995, decreased 26% or $1.2 million, compared to the quarter ended June 30, 1994. Hardware customer support revenue declined 33%, primarily because of longer warranties offered by the Company's hardware vendors, the increase in newer, more reliable equipment at many of the Company's customer sites, and some customer cancellations of maintenance. Accordingly, the Company does not place an emphasis on sales of hardware products. Software customer support revenues declined 21% or approximately $520,000 compared to the quarter ending June 30, 1994. As expected, total integration services revenue declined 29% or approximately $380,000 as the majority of this revenue is contingent upon product sales revenue. Customer support and integration services represent 44% and 16% of total revenue in the quarter ended June 30, 1995, compared to 35% and 13% for the corresponding quarter ended 1994.

Cost of Sales and Service - For the third quarter ended June 30, 1995, total gross profit margin remained constant compared to the corresponding quarter of 1994 at 55%. Gross profit margin on sales revenue declined to 56% for the quarter ended June 30, 1995, from 64% for the quarter ended June 30, 1994. This decline is due to a decline in the percentage of total sales revenue derived from software products from 55% in the quarter ended June 30, 1994 to 49% in the quarter ended June 30, 1995. Software products realize higher gross profit margins than hardware products.

For the third quarter ended June 30, 1995, gross profit on service revenues increased to 54% for the quarter ended June 30, 1995 compared to 45% for the corresponding quarter of 1994. The increase is attributable to cost containment measures implemented in hardware customer support.

Research and Product Development - Research and product development expenses were approximately 38% of revenues for the third quarter ended June 30, 1995, and 18% of revenues for the third quarter ended June 30, 1994. In total, research and development expenditures increased approximately $470,000 or 26% in the quarter ended June 30, 1995 compared to the corresponding quarter ended 1994.

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)

Marketing, General and Administrative - In the third quarter ended June 30, 1995, marketing, general and administrative expenses decreased approximately 14% or $657,000 from the third quarter ended June 30, 1994. Included in total marketing, general and administrative costs for the quarter ended June 30, 1994 was a $554,000 nonrecurring charge related to closing four European sales offices. Foreign currency fluctuations had an approximate $100,000 unfavorable impact on net results of operations for the quarter ended June 30, 1995, compared to the corresponding quarter of 1994.

Nine months ended June 30, 1995, compared to nine months ended June 30, 1994
----------------------------------------------------------------------------

Revenues - For the nine months ended June 30, 1995, total revenue decreased 29% or $8.2 million compared to the nine months ended June 30, 1994. Approximately 5%, or $385,000, of the decrease is attributable to revenue earned in the Switzerland and France offices which were closed in fiscal year ended 1994. Every geographic region except Australia, experienced a decline in total revenue. Domestic and Canadian operations declined 42% and 23%, respectively. Total European operations declined 8%, while Australian operations increased 23%. Foreign currency fluctuations had a 7% or approximate $600,000 favorable impact on total revenue.

For the nine months ended June 30, 1995, sales revenue decreased approximately 39%, or $5.4 million, compared to the corresponding nine months of 1994. The Company's software product mix has shifted to products which represent larger installations for Auto-trol Technology Corporation's customers. These products experience a longer sales cycle. Every geographic region except Australia experienced a decline in sales revenue with domestic operations representing 77% of the $5.4 million decline. Following is the percentage increase or (decrease) by geographic region compared to the nine months ending June 30, 1994.

                                 Sales Revenue
                        -------------------------------
                        Geographic Region    Percentage
                        -------------------------------
                        Domestic                (60)%
                        Canada                  (37)%
                        Australia               100%
                        Europe                   (4)%

Total service revenue for the nine months ended June 30, 1995, decreased 20% or approximately $2.9 million compared to the nine months ended June 30, 1994. As expected, hardware customer support revenue declined 30% primarily because of longer warranties offered by the Company's hardware vendors, the increase in newer, more reliable equipment at many of the Company's customer sites, and some customer cancellations of maintenance. In addition, the Company experienced a 30% decline in hardware revenue compared to the nine months ended June 30, 1994. Software customer support revenue declined approximately 16% compared to the nine months ending June 30, 1994. A decline in software customer support revenue was expected considering software sales revenue declined 38% for the nine months ended June 30, 1995, compared to the nine months ending June 30, 1994. As expected, ancillary service revenue for the nine months ended June 30, 1995 declined 18% or $656,000 compared to the corresponding quarter of 1994. Management expects that hardware service revenue will continue to decline in fiscal 1995.

Cost of Sales and Service - For the nine months ended June 30, 1995, total gross profit margins increased to 57% from 55% compared to the corresponding nine months of 1994. Gross profit margin on sales revenue declined from 63% to 61% for the nine months ended June 30, 1995, compared to the corresponding quarter of 1994. Included in sales revenue for the nine months ended June 30, 1994 is $702,000 for settlement of a note outstanding with a former joint venture partner. Excluding this revenue,

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)

the sales revenue gross margin remains constant from the nine months ended June 30, 1994 to the nine months ended June 30, 1995.

For the nine months ended June 30, 1995, gross profit on service revenues increased to 54% from 47% for the nine months ended June 30, 1994. Domestic gross profit margins on service revenue increased to 67% compared to 64% for the nine months ending June 30, 1994. Historically the Company had experienced declining margins in hardware and software customer support services. Management continues to monitor costs associated with these services. This effort has resulted in improved gross profit margins in both hardware and software customer support.

Research and Product Development - Research and product development expenses were approximately 30% of revenue for the nine months ended June 30, 1995, and 19% of revenues for the nine months ended June 30, 1994. Research and product development expenses increased 13% compared to the nine months ended June 30, 1994. The Company continues to invest in new product development which has led to increased expenditures.

Marketing, General and Administrative - In the nine months ended June 30, 1995, marketing, general and administrative expenses decreased 9% or $1.2 million from the nine months ended June 30, 1994. Included in this decline is a $367,000 unfavorable exchange rate variance. In the nine months ended June 30, 1994, is a $566,000 nonrecurring charge for closure of four European sales offices. The company continues to identify areas where costs can be streamlined. This effort has led to reduced costs in marketing, general and administrative expenses.

Foreign Currency - As of June 30, 1995, the Company had four wholly owned subsidiaries and one branch operation in Australia. The four subsidiaries are located in Germany, England, Sweden and Canada. Accordingly, the Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Finland and Italy. For purposes of reducing foreign currency risk, the Company does not use foreign exchange contracts, interest rate swaps or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by its subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiary's end customers. Upon receiving payment from the subsidiaries, a foreign currency gain or loss can occur. As of June 30, 1995, the Company has realized a loss of approximately $3,000 through payments received from its subsidiaries. Foreign currency fluctuations had an approximate $188,000 unfavorable impact on net loss for the nine months ended June 30, 1995, compared to June 30, 1994. This unfavorable effect is the result of an approximate 8% devaluation of the United States dollar against the German Deutsche Mark.

Financial Condition - At June 30, 1995, the Company had approximately $2 million of cash and cash equivalents. In the Company's Form 10-K for the year ending September 30, 1994, it was disclosed that the Company was economically dependent on affiliates of the Company's President, Chairman of the Board and majority shareholder. The Company has borrowed an additional $3,000,000 from an affiliate of the Company's President, Chairman of the Board and majority shareholder during the quarter ended June 30, 1995. During the nine months ended June 30, 1995, the Company has borrowed $6,750,000 from the Company's President, Chairman of the Board and majority shareholder. In December, 1994, the Company converted $7,988,000 of the outstanding related-party debt into common stock. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. In 1994 the shareholder indicated his intent to continue such financial support at least through September 30, 1995. Should the Company's operations continue to sustain operating losses, it will need additional cash to continue operations.

                       AUTO-TROL TECHNOLOGY CORPORATION
   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (continued)


Related-Party Subsequent Event- On June 30, 1995, AT-Development Inc. a wholly owned subsidiary of Auto-trol Technology Corporation acquired MetaWare, Inc., a Texas corporation doing business as Centra 2000, Inc. See attached Item 5, Other Information for Proforma financial statements.

ITEM 5 OTHER INFORMATION

                       AUTO-TROL TECHNOLOGY CORPORATION
               PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)

On June 30, 1995, AT Development Inc. a wholly owned subsidiary of Auto-trol Technology Corporation acquired a 100% interest in Metaware Inc. doing business as Centra 2000, Inc. The consideration for the purchase was four shares of Auto-trol Technology Corporation common stock for each share of Centra 2000, Inc. stock held. The shares of Auto-trol Technology Corporation stock exchanged were not registered under Federal or State securities laws and are subject to restrictions on resale. Additional consideration for existing Centra 2000 shareholders consists of a cash bonus and stock in Auto-trol Technology Corporation in each of the next four years which is contingent upon meeting a development schedule and market acceptance of the product.

The acquisition qualifies as a related-party transaction as defined by Statement of Financial Accounting Standards No. 57, Related Party Disclosures (SFAS 57). Auto-trol Technology Corporation's President and Chairman of the Board, Howard
B. Hillman, officially owns through various affiliates the majority of the outstanding shares of capital stock of both Auto-trol Technology Corporation and Centra 2000, Inc.

The effects of applying purchase accounting to the minority shareholders interest in Centra 2000, Inc. were not material. Accordingly, the acquisition has been accounted for as a pooling of interest. The total assets of Centra 2000 Inc. consist of cash, office furniture and computer equipment, and intangible assets. The office furniture and computer equipment included in the acquisition will continue to be used at the subsidiary in the development of software products.

The following unaudited Pro Forma Condensed Combined Statements of Operations for the year ended September 30, 1994 and the nine months ended June 30, 1995 assume the acquisition occurred on October 1, 1993. A consolidated proforma balance sheet has not been included as the transaction has already been reflected in the financial statements of the 10Q document.

                       AUTO-TROL TECHNOLOGY CORPORATION
             PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                             Year ended September 30, 1994
                                                  --------------------------------------------------
                                                                                           Pro Forma
                                                    Auto-trol     Centra                   Combined
                                                   Technology      2000       Pro Forma    Auto-trol
                                                   Historical   Historical   Adjustments     Group
                                                  --------------------------------------------------
                                                       (in thousands, except per share amounts)
Revenues:
  Sales.......................................        $16,399         $100    (1)  $(100)    $16,399
  Service.....................................         18,612           95                    18,707
                                                  --------------------------------------------------
                                                       35,011          195          (100)     35,106
                                                  --------------------------------------------------
Costs and expenses:
  Cost of sales...............................          6,053           --    (1)   (100)      5,953
  Cost of service.............................          9,806          221                    10,027
  Research and product development............          7,219          743                     7,962
  Marketing, general and administrative.......         17,418           16                    17,434
                                                  --------------------------------------------------
                                                       40,496          980          (100)     41,376
                                                  --------------------------------------------------
Loss from operations                                   (5,485)        (785)           --      (6,270)
  Interest income.............................            188           --    (2)     (5)        183
  Interest expense............................           (863)          (5)   (2)     (5)       (863)
                                                  --------------------------------------------------
Loss before income taxes......................         (6,160)        (790)           --      (6,950)
Income (tax) benefit..........................            418           --                       418
                                                  --------------------------------------------------
Net loss......................................        $(5,742)       $(790)           --     $(6,532)
                                                  ==================================================
Loss per share................................          $(.30)      (12.32)                    $(.32)
                                                  ==================================================
Weighted average number of shares outstanding.         19,155       64,105                    20,376
                                                  ==================================================

                       AUTO-TROL TECHNOLOGY CORPORATION
             PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                  (unaudited)




                                                 Nine months ended June 30, 1995
                                         ----------------------------------------------
                                                                              Pro Forma
                                         Auto-trol     Centra                  Combined
                                         Technology     2000      Pro Forma   Auto-trol
                                         Historical  Historical  Adjustments    Group
                                         ----------------------------------------------
                                            (in thousands, except per share amounts)
Revenues:
  Sales.................................    $ 8,555        $187     (1) $187    $ 8,555
  Service...............................     11,484          51     (1)   51     11,484
                                         ----------------------------------------------
                                             20,039         238          238     20,039
                                         ----------------------------------------------
Costs and expenses:
  Cost of sales........................       3,539           3     (1) (187)     3,355
  Cost of service......................       5,329          37     (1)  (51)     5,315
  Research and product development.....       5,438         637                   6,075
  Marketing, general and administrative      12,239           1                  12,240
                                         ----------------------------------------------
                                             26,545         678         (238)    26,985
                                         ----------------------------------------------
Loss from operations                        $(6,506)      $(440)                 (6,946)
  Interest income......................         176          --     (2)   34        142
  Interest expense.....................        (491)        (34)    (2)  (34)      (491)
                                         ----------------------------------------------
Loss before income taxes...............     $(6,855)      $(474)          --     (7,295)
Income tax (benefit)...................          52          --           --         52
                                         ----------------------------------------------
Net loss...............................     $(6,907)      $(474)          --     (7,347)
                                         ==============================================
Loss per share.........................       $(.27)     $(1.59)                  $(.26)
Weighted average number of shares
  outstanding..........................      26,944         298                  28,156
                                         ==============================================


                       AUTO-TROL TECHNOLOGY CORPORATION
         NOTES TO PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                  (unaudited)

       Year ended September 30, 1994 and nine months ended June 30, 1995

1 Basis of Presentation:

    Pro forma information reflects the acquisition of Centra 2000, Inc. for Auto-trol Technology's year ended September 30, 1994 and nine months ended June 30, 1995. Historical statement of operations for Centra 2000, Inc. are for the year ended December 31, 1994 and the six months ended June 30, 1995.

2 Pro forma adjustments:

    (1) Reflects the elimination royalty revenue and associated cost of sales transactions between the entities.

    (2) Reflects elimination of interest income and expense between the parent and subsidiary. Centra 2000, Inc. has an outstanding related party debt of $300,000 for the year ended September 30, 1994 and nine months ended
    June 30, 1995.

                       AUTO-TROL TECHNOLOGY CORPORATION
                          Part II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

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

   27. Financial Data Schedule

* Incorporated by reference from Registration Statement No. 2-63253, filed January 24, 1979.
** Incorporated by reference from Form 10-K for fiscal year ended September 30,
   1988, dated December 14, 1988.
+ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1993, dated December 18, 1992.
++ Incorporated by reference from Form 10-K for fiscal year ended September 30,
   1994, dated December 14, 1994.
+++Incorporated by reference from Form 8-K for fiscal quarter ended June 30, 1995, dated July 14, 1995.

    B. Reports on Form 8-K+++
        The 8K dated July 14, 1995, stated that Proforma financial statements for the acquisition of Centra 2000 Inc. would be filed by August 15th. These documents have been included in Item 5 Other Information of this 10Q document in place of filing an amended 8K current report.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AUTO-TROL TECHNOLOGY CORPORATION
                                                         (Registrant)

Date: August 10, 1995                               /s/ Howard B. Hillman
                                                   ------------------------
                                                        Howard B. Hillman,
                                                            President

Date:  August 10, 1995                               /s/ David C. O'Brien
                                                   ------------------------
                                                         David C. O'Brien
                                                    Vice President, Finance