Form 10-K
period 1995-09-30
AUTO TROL TECHNOLOGY CORP
filed 1995-12-20
CIK 278048

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                                  (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995

                                       OR
        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                           COMMISSION FILE NO. 0-9247

                        AUTO-TROL TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                COLORADO                                    84-0515221
         (STATE OF INCORPORATION)                         (IRS EMPLOYER
                                                      IDENTIFICATION NUMBER)

                          ---------------------------

              12500 NORTH WASHINGTON, DENVER, COLORADO 80241-2400
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                          ---------------------------

                            AREA CODE (303) 452-4919
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                          ---------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes [X]    No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 12, 1995, was $1,820,000 based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on December 12, 1995, was 39,476,269.

    Document Incorporated by Reference: Proxy Statement and Notice of Annual Meeting of Shareholders to be held on January 30, 1996: Part III - Items 10, 11, 12, and 13.

================================================================================

                        AUTO-TROL TECHNOLOGY CORPORATION

                              REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS


PART I                                                                                          Page
                                                                                                ----
Item 1.    Business..........................................................................     1
Item 2.    Properties........................................................................     5
Item 3.    Legal Proceedings.................................................................     5
Item 4.    Submission of Matters to a Vote of Security Holders...............................     5

PART II
Item 5.    Market for the Registrant's Common Equity and Related Shareholder Matters.........     6
Item 6.    Selected Financial Data...........................................................     6
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................     7
Item 8.    Financial Statements and Supplementary Data.......................................    12
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................    24

PART III
Item 10.   Directors and Executive Officers of the Registrant................................    24
Item 11.   Executive Compensation............................................................    24
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................    24
Item 13.   Certain Relationships and Related Transactions....................................    24

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................    25
Signatures ..................................................................................    29

                               ITEM 1. BUSINESS

GENERAL

Auto-trol Technology Corporation and its wholly-owned subsidiaries (referred to hereafter as "Auto-trol" or the "Company") develop, integrate, market, sell, and support its products and the products of certain third-party vendors for end user markets involved in: product data management, physical network management, mapping, technical illustration, design, engineering, drafting, and manufacturing processes. Historically, the Company sold proprietary hardware products. However, reduced margins on hardware products have caused the Company to sell less hardware to its customers than in past years. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Auto-trol believes that by offering customers a broad spectrum of applications and options from analysis through implementation and ongoing support, the Company is able to develop long-term relationships with its customers and expand into new markets. The Company's business is not seasonal in nature nor is the Company dependent on any single individual customer. On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc. doing business as Centra 2000, Inc. Financial results for the years ended September 30, 1995, and 1994 reflect the combination of the Company's results of operations for the years ended September 30, 1995, and 1994 with Centra 2000, Inc. results of operations from commencement of Centra 2000, Inc.'s operations of October 1, 1994. Both the Company and Centra 2000, Inc. were under common control at the date of acquisition.

PRODUCTS

CENTRA 2000(TM)

The CENTRA 2000 system is a product data management, document management and workflow system specifically designed to solve the complex problems facing engineering, manufacturing, technical publishing, petrochemical and other operations. The product is intended for scaleable implementation from the work group to the entire enterprise. In addition to traditional Product Data Management (PDM) functions, the CENTRA 2000 product manages pure data environments, audio/video and large document assemblies. The product is designed to fit a customer's environment with a general focus to automate configuration management and project management, as well as processes integrated with a customer's hardware and business systems, rules and procedures. The core CENTRA 2000 technology was used to develop the NASA Electronic Library System
(NELS), which serves as a solution for configuration management of technical documentation and programming source code. CENTRA 2000 technology was also used to map and track the parts list for the space station.

KONFIG(TM)

The KONFIG product is advanced software for physical network, cable/wire, and asset management of data, voice or video networks. The KONFIG software stores and models the entire network infrastructure in ORACLE(R)'S relational database management system (RDBMS), including both active elements such as workstations, hubs, routers, and switches, along with passive elements such as cables, connectors, distribution frames, and patch panels. The spatial location, topological information, connectivity, and non-graphic attributes of each network object are stored in the ORACLE RDBMS. A detailed graphical representation of the network can be automatically generated from the database and overlayed on a facility drawing. Auto-trol's powerful Series 5000(TM) graphic engine is used to generate graphic views of the network as well as create and modify the facility drawings. The KONFIG Network Manager product provides integration with industry-leading network management tools.

MOZAIC(TM)

The Mozaic suite of applications is a new generation of software providing feature-based applications to easily take a product from conceptual design through the manufacturing and assembly processes. Emphasizing ease of use, interoperability, single data modeling and re-use of legacy databases, the core functionality of the Mozaic product is developed using the latest object-oriented technology. The basic Mozaic product offering includes Mozaic Assembly, Mozaic Modeler and Mozaic Drafter modules, along with other external file converters.

The Mozaic Assembly module is a feature-based application that allows the user to perform "top down" or "bottom up" assembly modeling, using solid and/or surface models as needed. The Mozaic Modeler module is a feature-based solid modeling application that provides the user with a set of tools needed to perform conceptual and detail design work. The Mozaic Drafter module is a robust drafting application that complements Mozaic Assembly and Modeler modules and provides 2D drafting capabilities. Optional Mozaic modules include Mozaic Surfacing, Mozaic Manufacturing and gateways.

SERIES 5000(TM)

The Series 5000 product is a graphics design platform consisting of graphics tools, macro languages and a relational database query language that allows engineers and designers to create, visualize and document their designs. As Auto-trol's flagship product for more than a dozen years, the Series 5000 product is used primarily in the architectural, engineering and construction fields. The Series 5000 product has a set of accompanying products such as data converters, plotter drivers and application specific tools.

SERIES 7000(TM)

The Series 7000 system is a suite of graphics products used to design and document mechanical parts and assemblies. Manufacturing companies are traditionally the largest users of the Series 7000 system. Applications such as three-dimensional part design, the creation of numerical control machining programs, and the engineering analysis of mechanical parts and assemblies are examples of how Auto-trol customers use the Series 7000 system.

TECH ILLUSTRATOR(TM)

Auto-trol's Electronic Publishing Solutions (EPS) product line, comprised of a suite of application and converter products, embodies a standards-based solution set that augments illustration productivity "off-the-shelf". The EPS product line enables compliance with important military and commercial standards that affect contemporary publishing operations. Auto-trol's solution provides access to a wide variety of reference material ranging from legacy hard copy and electronic archives to current digital 3D design data, for direct use in creating illustration views. The EPS product line provides the added advantage of being easily and extensively customized to adhere to end user requirements.

GEOSTATION(R) GIS

The Geostation product is an integrated exploration data management and mapping solution that allows for visualization of complex data. This product is used as a subsurface exploration tool in oil and gas exploration and for assessment of mineral rights associated with land. Geostation software is also used in the mapping and cartography industry.

Approximately 23%, 25% and 18% of total revenue was derived from software sales for the years ended September 30, 1995, 1994 and 1993 respectively.

HARDWARE

Auto-trol helps its customers configure hardware to be integrated with Auto-trol proprietary and third-party software. The Company integrates hardware from suppliers including Hewlett Packard Company (HP) and Sun Microsystems, Inc.
(Sun). For further information see subheading "Sources of Supply" under Item 1. In fiscal year 1994, the Company had limited development of hardware products to ancillary products that complement third-party vendor hardware. Approximately 19%, 21% and 23% of total revenue was derived from hardware sales for the years ended September 30, 1995, 1994 and 1993 respectively.

CUSTOMER SUPPORT

CONSULTING SERVICES

Auto-trol offers consulting services that include software and hardware needs assessments, system configuration and implementation of its products, third party product integration and system customization. Additionally, Auto-trol can develop custom software or modify its existing software products to solve specific customer needs. These services are sold in conjunction with product sales and have standard rates. Occasionally, Auto-trol will develop custom software or modify existing software products. Approximately 8%, 9%, and 5% of total revenue was derived from consulting service revenue for the years ended September 30, 1995, 1994 and 1993, respectively.

EDUCATIONAL SERVICES

Auto-trol provides comprehensive product training programs for all of the Company's applications. Additionally, Auto-trol provides certified HP and Sun training and offers a wide range of courses both domestically and internationally. Approximately 7%, 5%, and 3% of total revenue was derived from education service revenue for the years ended September 30, 1995, 1994 and 1993, respectively.

NATIONAL TECHNICAL SUPPORT

Auto-trol believes that the quality of customer support is an important factor in helping the customer to attain and maintain productivity levels and its related return on investment in Auto-trol products. Post-sale customer support services are provided on a time and materials basis or under warranties and service contracts. Approximately 20% of Auto-trol's employees are engaged in post-sales support functions. A technical staff offers software support services for most problems. Field and applications engineers provide customer support for repair service and preventative maintenance for hardware, and in some cases, support for software applications. Approximately 43%, 41% and 49% of total revenue was derived from customer support revenue for the years ended September 30, 1995, 1994 and 1993, respectively.

RESEARCH AND PRODUCT DEVELOPMENT

Approximately 40% of Auto-trol's employees are engaged in research and product development activities. The Company has and will continue significant investment in product development and enhancement due to rapidly changing technology, competitive pressures, and customer demands. The expenditures from 1993 through 1995 are as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                                 --------------------------
                                                  1995      1994      1993
                                                 ------    ------    ------
                                                       (in thousands)
  Research and product development expense....   $8,834    $7,908    $8,306
  Percent of total revenues...................       35%       23%       22%

MARKETING

Auto-trol's customers are chiefly from the petroleum, pharmaceutical, chemical, manufacturing, engineering, and public utility industries. Governmental customers include federal, state and municipal agencies. The Company markets and sells its products and services directly to end users in the United States from its twelve Domestic sales offices. The Company markets its products in Europe through wholly owned subsidiaries with offices located in Germany, Sweden, and the United Kingdom. Additionally, the Company markets its products in Canada through Auto-trol Technology (Canada) Ltd., a wholly owned subsidiary, and in Australia through a Company sales office. Export sales to South America and the Pacific Rim countries are handled by independent distributors. The Company ships product to its distributors after the sale has been negotiated with the end customer. The Company does not grant rights to the distributor to return products for other merchandise, credit, or refund.

The following table states the revenue derived from foreign sales for the last three fiscal years. For additional financial information about foreign or domestic operations and export sales, see Note 8 of "Notes to the Consolidated Financial Statements."

                                         YEAR ENDED SEPTEMBER 30,
                                        -------------------------
                                         1995     1994     1993
                                        -------  -------  -------
                                              (in thousands)
  Foreign total revenues.............   $14,287  $16,245  $17,626
  Percent of total revenues..........        56%      46%      46%

Customers may purchase hardware and software systems with related services, or they may purchase software and services independently. The Company maintains standard pricing structures for hardware and software products. Pricing of customer service contracts is determined based on customer needs. As is customary in the industry, the Company licenses its software and sublicenses third-party software to protect the ownership of such software. The Company's Process License Agreement provides for a transfer of the product, but limits disclosure of the software to third parties. Auto-trol offers a 90 day warranty on its software products. Auto-trol will administer and recognize vendor warranties of third-party software products. Payment terms are net 30 upon receipt of invoice.

Due to the competitive pressures in the software industry, the Company strives to minimize the time that elapses from the approval of purchase orders to the date of shipment of the product. Therefore, the Company routinely ships software products to its customers within twenty-four hours after approval of the order. Shipment of hardware products is dependent on vendor supply as the Company does not maintain a large inventory.

The Company's backlog at the end of a quarter only represents a portion of future sales and should not be used solely to predict future results. Orders in backlog may be canceled but are subject to a cancellation fee. The Company's recorded backlog was approximately $1.2 million as of September 30, 1995, compared to $1.6 million as of September 30, 1994.

COMPETITION

Within the Product Data Management market, the Company's primary competitors are Sherpa Corporation, Xerox/Documentum, and Structural Dynamic Research Company
(SDRC). Intergraph Inc. is a competitor in the process industry and technical illustration market. ISICAD, Inc. and Accugraph Corporation are the primary competitors in the physical electronic network market. In the Manufacturing Computer Aided Design (M-CAD) market, Parametric Technology Corporation, SDRC and Computervision Corporation are among the Company's top competitors. The Company believes that its products in the design, drafting, and product and network management markets, uniquely leverage the Company's core competencies in the engineering graphics and documentation areas to provide a total solution to the customer.

Auto-trol competes primarily on the basis of quality and technical expertise. The Company believes the functionality of its applications products, technical support, and responsiveness to customer needs enhances its competitive position. The Company believes that, although price is a competitive factor, customers consider product functionality, ease of implementation, and user friendliness to be of greater importance when selecting a vendor's product.

SOURCES OF SUPPLY

Many of the parts and components used by the Company are available from several sources, although the Company currently purchases certain key components from single suppliers. The Company has agreements with Sun and HP for their hardware platforms. The Company believes relations with its suppliers are good and does not anticipate difficulty in receiving equipment as scheduled. The Company's operations would be adversely affected if it experienced significant delays in delivery from suppliers. Additionally, if production of one or more vendor's computer products was wholly discontinued, operations would be negatively impacted as this would require software modifications in the Company's graphics systems.

The agreement in place with HP is dated July, 1994. This agreement renews each year in July and is currently effective through June, 1996. Pursuant to that agreement, HP provides certain hardware equipment at various discounts. This equipment must be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope. The Company is also providing refurbishment services to HP for hardware components manufactured by HP.

The agreement in place with Sun is dated April 30, 1993. This agreement renews each year in June and is currently effective until June, 1996. Pursuant to that agreement, Sun provides certain hardware equipment to Auto-trol at discounts based upon volume with special discounts for certain equipment. This equipment is to be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope, and provides for marketing cooperation.

Auto-trol also buys other components and devices such as magnetic disk and tape drives, keyboards and printers from single sources. Alternate sources for these items are generally available and loss of a particular supplier would not have a material effect on the Company's operations.

PATENTS AND LICENSES

The Company holds five patents, issued in the United States, and one patent in each of Canada, Australia and Taiwan for license management methods. Generally, the Company seeks to protect aspects of its systems through trade secret protection. The Company's standard Process License Agreement prohibits the customer from disclosing any confidential or proprietary information. Included in the Company's purchase of vendor equipment is the right to resell and sublicense systems software licenses under Auto-trol's standard Process License Agreement.

The Company is also licensed to use and sublicense a limited number of graphics and applications programs developed by others. The Company does not believe that the manufacture and sales of its products require additional licenses from others. If such licenses were required, the Company believes that it would not have a materially adverse financial impact on operations.

EMPLOYEES

The Company has no collective bargaining agreements and there have been no work stoppages due to labor difficulties. The Company believes that relations with its employees are good. As of September 30, 1995, Auto-trol had 353 employees which includes 142 in research and development, 42 in customer support, 65 in administrative support, 87 in sales and support and 17 in marketing.

                              ITEM 2. PROPERTIES

The Company's 127,000 square foot corporate headquarters facility is located on a 20-acre site about 15 miles North of downtown Denver, Colorado, in the City of Thornton. Financing for this facility was obtained primarily through the issuance of $6 million of Industrial Development Revenue Bonds, Series 1979, by the City of Thornton, Colorado, which mature through 2004.

The Company also leases approximately 35,000 square feet of office space throughout the United States, approximately 25,000 square feet in Canada, and approximately 21,000 square feet in Europe.

                           ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings before any court, administrative agency or other tribunal.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              SHAREHOLDER MATTERS

The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol ATTC. The following table sets forth the range of high and low closing sale prices in the NASDAQ National Market System and the National SmallCap Market System for the common stock for the fiscal quarters indicated, as reported by NASDAQ.

                                   FISCAL            FISCAL
                                    1995              1994
        -------------------------------------------------------
                                 HIGH   LOW        HIGH    LOW
                                ------  ----     --------  ----
        First Quarter.........  $1 1/2  $3/4     $3/4      $3/8
        Second Quarter........   1 1/2   3/4      1 13/16   3/8
        Third Quarter.........   1 1/4   5/8      2         7/8
        Fourth Quarter........   1 1/4   5/8      2           1

As of December 12, 1995, there were 728 holders of record of the Company's common stock. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.

                        ITEM 6. SELECTED FINANCIAL DATA

                                                  AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------------------
                                              1995      1994/1/     1993       1992       1991
                                            --------   --------   --------    -------    -------
                                                   (in thousands, except per share data)
  SUMMARY OF OPERATIONS:
  Revenues................................  $ 25,591    $35,046   $ 38,335    $58,900    $64,416
  Net loss................................   (10,777)    (6,723)   (10,544)    (9,129)    (7,883)
  Loss per share..........................      (.35)      (.35)     (1.05)     (1.36)     (1.17)

  Weighted average number of common shares
    outstanding...........................    30,519     19,155     10,057      6,695      6,715

  BALANCE SHEET DATA, END OF YEAR:
  Working capital (deficit)...............  $  1,829    $ 1,712   $  1,893    $  (597)   $ 6,855
  Total assets............................    14,388     16,079     18,826     24,433     30,360
  Current portion of long term-debt and
    capital lease obligations.............       494        240        869      7,197      1,542
  Long-term debt and capital lease             4,993      8,148      7,488      2,640      2,880
    obligations...........................
  Shareholders' equity....................     3,985      1,410      3,245      7,770     16,752

/1/Restated to reflect the acquisition of a 100% interest in Metaware, Inc. on June 30, 1995. See Note 9 to the Consolidated Financial Statements.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

During 1995 the Company continued to shift its sales efforts from hardware sales to internally developed software and system integration services. Sales of products based on the Company's Series 5000 and Series 7000 platforms continued to decline as cheaper alternative products on the personal computer platform continue to erode the Company's installed base of UNIX(R) design and drafting products. Operating losses continued for the seventh consecutive year due primarily to the lack of revenue growth from products in development in the M-CAD, PDM and network configuration markets. These sales did not materialize due in part to product development delays as well as an increased complexity of the sales cycle in these markets. The Company continues to believe that its products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. During fiscal 1995, the Company lowered its prices on its product data management and network configuration products. The Company believes that these products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

BUSINESS COMBINATION WITH RELATED PARTY - On June 30, 1995, AT Development
Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc. doing business as Centra 2000, Inc. Financial results for the years ended September 30, 1995, and 1994 reflect the combination of the Company's results of operations for the years ended September 30, 1995, and 1994 with Centra 2000, Inc. results of operations from commencement of Centra 2000, Inc.'s operations of October 1, 1994. Both the Company and Centra 2000, Inc. were under common control at the date of acquisition.

REVENUES - For the year ended September 30, 1995, total sales and service revenue decreased $9.5 million, or 27%, from the year ended September 30, 1994. Total sales revenue for fiscal 1995 decreased $5.6 million, or 34%, from the year ended September 30, 1994. Hardware revenue for fiscal 1995 declined $2.7 million or 36%, as compared to fiscal 1994. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Total software revenue declined $3.0 million, or 33%, as compared to fiscal 1994. The decline can be attributed to reduced sales of the products based on the Company's Series 5000 and 7000 platforms.
In addition, the growth in revenue from the M-CAD and PDM, and network management products were below the Company's expectations. Delays in product development contributed to the reduced growth in software from these newer products. In fiscal 1994, the Company received as consideration, $702,000 from Italcad, a former software joint venture partner, in exchange for allowing Italcad to transfer its rights to certain technology to a newly formed company. The Company booked this settlement as Domestic software sales. Domestic hardware sales revenue decreased $1.5 million, or 57%, while Domestic software sales revenue decreased $2.3 million, or 46% during fiscal 1995, excluding the Italcad settlement. International sales revenue decreased $1.8 million, or 20% from fiscal 1994. This decrease consisted of a favorable exchange rate variance of 4% and a 24% decrease in sales volume. The decrease in revenue was entirely due to a decrease of $1.9 million in hardware revenue, as compared to fiscal 1994. International software revenue increased $82,000, or 3%, as compared to fiscal 1994. Canadian sales revenue for fiscal 1995 decreased $2.0 million, or 43% as compared to fiscal 1994. European sales revenue grew $108,000, or 3% in fiscal 1995 as compared to fiscal 1994. Increased sales of the Company's process software in Germany accounted for the majority of the year-to-year improvement in software sales in Europe.

For the year ended September 30, 1994, total sales and service revenue decreased $3.3 million, or 9%, from the year ended September 30, 1993. Total sales revenue increased $499,000, or 3%, from the year ended September 30, 1993. Fiscal 1994 hardware sales decreased $1.4 million, or 16%, as compared to fiscal 1993. Fiscal 1994 software sales revenue increased $1.9 million, or 28%, from the year ended September 30, 1993, reflecting growth in software revenue based on the Series 5000 and Series 7000 platforms. Domestic and Canadian operations both experienced an increase in sales revenue in fiscal 1994, compared to fiscal 1993. Domestic sales revenue in fiscal 1994 increased

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

$1.0 million, or 16% as compared to fiscal 1993. In fiscal 1994, Domestic hardware revenue decreased $1.5 million or 44%, and Domestic software revenue increased $2.6 million, or 80% as compared to fiscal 1993. On November 16, 1993, an agreement between the Company and Italcad was reached whereby the Company was released of its outstanding debt plus accrued interest in exchange for allowing Italcad to transfer its rights to certain technology to a newly formed company. Sales revenue for the year ended September 30, 1994, included $702,000 relating to this agreement. Fiscal 1994 European sales revenue decreased $1.2 million, or 23%, as compared to fiscal 1993. A 9% increase was the result of exchange rate fluctuations with approximately 14% resulting from
reduced sales volume.   Fiscal 1994 Canadian sales revenue increased $984,000,
or 27%, as compared to fiscal 1993. This increase consisted of an unfavorable exchange rate variance of 6% and a 33% increase in sales volume.

Total service revenue for the year ended September 30, 1995, decreased $3.8 million, or 21%, from the year ended September 30, 1994. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue was down $1.5 million, or 34%, while software maintenance revenue was down $1.6 million, or 16% for fiscal 1995 as compared to fiscal 1994. The Company experienced a decline in service revenue in all geographic locations. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. The Company's management expects this trend to continue into the future. The declines in software maintenance revenue can be attributed to a lack of new software products sales combined with a decline in older products maintenance revenue. Billable services revenue declined $902,000, or 31% from fiscal 1994. This decline is consistent with the decline in sales revenue, as these services are performed after the initial sale. Training revenue increased $117,000, or 7%, as compared to fiscal 1994. This increase can be attributed to an increased demand for Sun and HP training given in the Company's training centers in Denver and Calgary. Domestic service revenue, which comprised 54% of the total worldwide service revenue, declined $3.2 million, or 29%, as compared to fiscal 1994. Canadian service revenue declined $166,000 or 5%, as compared to fiscal 1994. European service revenue declined $473,000, or 13%, as compared to fiscal 1994.

Total service revenue for the year ended September 30, 1994, decreased $3.8 million, or 17%, from the year ended September 30, 1993. Hardware maintenance revenue was down $2.3 million, or 34%, as compared to fiscal 1993. Software maintenance revenue was down $2.1 million, or 18%, for fiscal 1994 as compared to fiscal 1993. The Company experienced a decline in service revenue in all geographic locations. Billable services were up approximately $334,000, or 13%, as compared to fiscal 1993. This increase can be attributed to the increase in software sales. Domestic service revenues which comprised 63% of the total service revenue, decreased $3.0 million, or 21%, as compared to fiscal 1993. Canadian service revenue declined $92,000, or 3%, as compared to fiscal 1993. European service revenue declined $821,000, or 19%, as compared to fiscal 1993.

COST OF SALES AND SERVICE - The result of operations for the year ended September 30, 1995, continued to reflect shifts in product mix from hardware to software and services. For the year ended September 30, 1995, gross profit margins on total revenue increased to 58% from 54% for the year ended September 30, 1994. Gross profit margins on sales revenue for the year ending September 30, 1995, increased to 63% from 61% for the year ended September 30, 1994. In fiscal 1995 gross profit margins on hardware declined $871,000, yielding a gross margin of 28%, as compared to a gross margin of 30% in fiscal 1994. This decline reflects the continued pressure on hardware pricing throughout the computer industry. In fiscal 1995 gross profit margins on software sales declined $2.4 million, yielding a gross margin of 91%, as compared to a gross margin of 88% in fiscal 1994. This increase in gross profit margin can be attributed in part to the reduction in sales of third party software sold by the Company which has a range in costs from a few percent to 50% of the total revenue sold.

Gross profit margins for total service revenue in fiscal 1995 decreased $726,000, yielding a gross margin of 55%, as compared to a gross margin of 47% in fiscal 1994. This improvement reflects Management's efforts to reduce costs while still providing high quality support and services to customers. Gross margins on billable services in fiscal 1995 improved to 51% from 35% in fiscal 1994. Gross margins on training were flat year-to-year at 48%. Gross profit margins on hardware maintenance declined $1.9 million yielding gross margins of 29% in fiscal 1995 as compared to gross margins of 62% in fiscal 1994. The decline in hardware maintenance revenue was not matched with commensurate cost reductions in reducing hardware maintenance support costs. The Company will continue its efforts at cost reduction measures in the coming fiscal year, to reduce field support costs on hardware. Software maintenance

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

gross margins improved to 66% from 44% in fiscal 1994, reflecting the Company's efforts to control costs in its delivery of support.

For the year ended September 30, 1994, gross profit margins on total revenue decreased $1.7 million, yielding a gross margin of 54%, unchanged from the year ended September 30, 1993. Gross profit margin on sales revenue increased $1.4 million, yielding a gross margin of 61% from 54% in fiscal 1993. This improvement reflects the mix shift from hardware to software products.

Gross profit margin on service revenues decreased $3.1 million, yielding a gross margin of 47% in fiscal 1994, from 53% for fiscal 1993. The decrease can be attributed to a reduction in revenue as most of the expenses were fixed in nature and did not fluctuate with the decreased revenue.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 35% of revenue for the year ended September 30, 1995, and 23% and 22% of revenues for the years ended September 30, 1994 and 1993 respectively. The change in research and development spending as a percentage of revenue in fiscal 1995 is due in part to an increase of $925,000, or 12%, in spending coupled with the overall 27% decrease in total revenue as compared to fiscal 1994. The increase in spending is a result of the Company continuing to invest in new product technology.

In the year ended September 30, 1994, expenditures for research and product development decreased $398,000, or 5%, from the year ended September 30, 1993, as the Company focused its efforts on limited products.

In addition, the fiscal 1995 and 1994 research and product development expenditures were restated to reflect the acquisition of Centra 2000, Inc., which occurred on June 30, 1995. Research and product development expenses were increased by $689,000 and $1,232,000 for fiscal years 1994 and 1995 respectively.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the year ended September 30, 1995, marketing, and general and administrative expenses decreased $1.2 million, or 7%, from the year ended September 30, 1994. European marketing, and general and administrative spending declined $1.0 million due to the closure of some European offices in fiscal 1994. In fiscal 1995, Canadian marketing, general and administrative spending declined $216,000, as compared to fiscal 1994. In fiscal 1995, Domestic marketing, and general and administrative expenses, increased approximately $14,000, as compared to fiscal 1994.

During fiscal 1995, the Company implemented cost containment measures to streamline both Domestic and International operations. Implementation of these measures resulted in a workforce reduction of 28 employees. The Company will continue to identify and implement cost containment measures and implement them as appropriate.

As software sales revenues increase in the future, The Company's management expects to meet these increases without a commensurate increase in general and administrative expenditures as an ordinary course of business. In fiscal 1996, however, the Company expects to increase its spending in research and development as it brings several enhanced products to the marketplace.

In the year ended September 30, 1994, marketing, and general and administrative expenses decreased $4.6 million, or 21%, from the year ended September 30, 1993. Of this change, Domestic marketing, and general and administrative expenses decreased 24%, while European and Canadian related expenses decreased 18% and 14% respectively. During fiscal 1994, there was a reduction of 33 employees. Additionally, legal fees declined $171,000 and outside services relating to software developed for internal business use declined $173,000 in comparison to September 30, 1993.

INTEREST - In the year ended September 30, 1995, interest expense decreased 3% for the year ended September 30, 1994, as a result of converting $12.4 million of related party debt to common stock in three transactions. Interest income increased 42% from fiscal 1994, due to an increase in cash investments from an average monthly balance of $.6 million in fiscal 1994, to $2.1 million in fiscal 1995.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

In the year ended September 30, 1994, interest expense decreased 13% to $863,000 from the year ended September 30, 1993, as a result of converting $4 million of related party debt to common stock in February, 1994. In November, 1993, an agreement between the Company and Italcad, a former joint venture partner, was reached whereby the Company was released of its outstanding debt plus accrued interest in exchange for allowing Italcad to transfer its rights to certain technology to a newly formed company, which resulted in reduced interest expense in the amount of $73,000. Interest income decreased 25%, to $188,000, from fiscal 1993, due to a reduction of cash investments from an average monthly balance of $1.1 million in fiscal 1993, to $.6 million in fiscal 1994.

INFLATION - The Company is affected by inflation principally through increases in salaries and wages and by increases in prices of services, at rates comparable to those experienced by other businesses. Historically, the impact of inflation has been partially mitigated by general price declines in electronic components resulting from improved technology.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At September 30, 1995, the Company had approximately $2.4 million in cash and cash equivalents, which was 6% higher than cash balances at September 30, 1994. The Company's net working capital was approximately $1.8 million at September 30, 1995, as compared to $1.7 million at September 30, 1994. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during October and November 1995, the Company borrowed a total of $2,000,000, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principal shareholder. In December 1994, the Company paid $559,000 of accrued interest on the outstanding related party debt of $5,998,000. As of September 30, 1995, the Company had no material commitments for capital expenditures. On May 2, 1989, the Company announced a program to repurchase the Company's stock in the open market. The maximum cost of the shares to be purchased was limited to $2 million. To date, 261,400 shares have been purchased at a cost of $485,000.

During fiscal 1994, the Company received a permanent waiver of financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent wavier of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1996. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1996.

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Finland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $.7 million of favorable exchange rate variance and a $3.1 million decrease in revenue volume resulted in a $2.4 million decrease in non-U.S. revenue between 1995 and 1994. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's International operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. As of September 30, 1995, and 1994, the Company had realized a loss of approximately $47,000 and $83,000 respectively, through payments it had received from its subsidiaries.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adopting this statement by the Company is not expected to have a significant effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

We have audited the accompanying consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1995 and 1994 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed to continue providing such financial support at least through December 31, 1996.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.



                                    KPMG PEAT MARWICK LLP


Denver, Colorado
November 10, 1995

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30,
                                                ---------------------------
ASSETS                                            1995           1994
                                                          (Restated-Note 9)
                                                ---------------------------
                                                      (in thousands)
Current assets:
   Cash and cash equivalents..................  $  2,388       $  2,245
   Receivables net of allowance of
    $132,000 and $134,000.....................     4,325          4,898
   Inventories................................       196            291
   Service parts and prepaid expenses.........       330            799
                                              -----------------------------
      Total current assets....................     7,239          8,233
                                              -----------------------------
Property, facilities and equipment (Note 3):
   Land.......................................       355            355
   Building and improvements..................     8,098          8,099
   Machinery and equipment....................     8,574         16,663
   Furniture, fixtures and leasehold
    improvements..............................       898          1,193
                                              -----------------------------
                                                  17,925         26,310
   Less accumulated depreciation and
    amortization..............................   (11,421)       (19,454)
                                              -----------------------------
                                                   6,504          6,856
                                              -----------------------------
Purchased software, net of accumulated
 amortization of $991,000 and $1,403,000......       548            912
Other assets..................................        97             78
                                              -----------------------------
      Total assets............................  $ 14,388       $ 16,079
                                              =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts Payable...........................  $  1,309       $  2,217
   Current portion of long-term debt (Note 3).       240            240
   Current portion of capital lease
    obligations (Note 4)......................       254             --
   Accrued interest payable; related
    party portion $390,000 and $559,000.......       407            578
   Income taxes payable (Note 5)..............        98             32
   Unearned service revenue and customer
    deposits..................................     1,188          1,356
   Accrued compensation and related taxes.....       554            493
   Other liabilities..........................     1,812          1,605
                                              -----------------------------
      Total current liabilities...............     5,862          6,521
Long-term debt, related party portion
 $2,900,000 and $5,988,000 (Note 3)...........     4,820          8,148
Capital lease obligations (Note 4)............       173             --
                                              -----------------------------
      Total liabilities.......................    10,855         14,669
                                              -----------------------------

Shareholders' equity (Note 6):
   Common stock, $.01 par value;
    authorized 40,000,000 shares;
    issued (including treasury shares)
    39,351,811 and 21,536,192 shares..........       393            215
   Additional paid-in capital.................    71,360         58,584
   Cumulative currency translation
    adjustments...............................      (411)          (357)
   Accumulated deficit........................   (67,324)       (56,547)
   Treasury stock - 261,400 common shares at
    cost......................................      (485)          (485)
                                              -----------------------------
      Total shareholders' equity..............     3,533          1,410
Commitments and contingency (Notes 2 and 4)
                                              -----------------------------
                                                $ 14,388       $ 16,079
                                              =============================

                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR  ENDED
                                                           SEPTEMBER 30,
                                          --------------------------------------------
                                                 1995           1994          1993
                                                       (Restated - Note 9)
                                          --------------------------------------------
                                             (in thousands, except per share amounts)
Revenues:
   Sales................................       $ 10,824       $16,434       $ 15,936
   Service..............................         14,767        18,612         22,399
                                          --------------------------------------------
                                                 25,591        35,046         38,335
                                          --------------------------------------------
Costs and expenses:
   Cost of sales........................          4,006         6,355          7,291
   Cost of service......................          6,686         9,806         10,498
   Research and product development.....          8,834         7,908          8,306
   Marketing, general, and
    administrative......................         16,242        17,443         22,043
                                          --------------------------------------------
                                                 35,768        41,512         48,138
                                          --------------------------------------------
Loss from operations....................        (10,177)       (6,466)        (9,803)

Interest income.........................            267           188            250
Interest expense, related party portion
 $390,000, $559,000 and $572,000........           (835)         (863)          (991)
                                          --------------------------------------------
Loss before income taxes................        (10,745)       (7,141)       (10,544)
Income tax (expense) benefit (Note 5)...            (32)          418             --
                                          --------------------------------------------
Net loss................................       $(10,777)      $(6,723)      $(10,544)
                                          ============================================

Loss per share..........................       $   (.35)      $  (.35)      $  (1.05)
                                          ============================================

Weighted average number of common
 shares outstanding.....................         30,519        19,155         10,057
                                          ============================================

                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            CUMULATIVE
                                              COMMON STOCK    ADDITIONAL    CURRENCY
                                        --------------------    PAID-IN    TRANSLATION   ACCUMULATED   TREASURY
                                            SHARES    AMOUNT    CAPITAL    ADJUSTMENTS     DEFICIT       STOCK      TOTAL
                                        ----------------------------------------------------------------------------------
                                                             (in thousands, except number of shares)
                                        ----------------------------------------------------------------------------------
Balance, October 1, 1992                   6,859,601    $ 69     $46,827         $ 510      $(39,280)     $(356)  $  7,770
 Issuances under stock option and
  compensation plans....................       4,390                   8                                                 8
 Common stock issued through conversion
  of related party debt.................   9,333,333      93       6,907                                             7,000
 Acquisition of 85,000 common shares
  for treasury..........................                                                                   (128)      (128)
 Change in cumulative currency
  translation adjustments...............                                          (861)                               (861)
 Net loss...............................                                                     (10,544)              (10,544)
                                          --------------------------------------------------------------------------------
Balance, September 30, 1993.............  16,197,324     162      53,742          (351)      (49,824)      (484)     3,245
 Issuances under stock option and
  compensation plans....................       5,535                   4                                                 4
 Common stock issued through conversion
  of related party debt.................   5,333,333      53       3,947                                             4,000
 Acquisition of 1,200 common shares for
  treasury..............................                                                                     (1)        (1)
 Change in cumulative currency
  translation adjustments...............                                            (6)                                 (6)
 Capital contribution to subsidiary
  acquired in business combination......                             891                                               891
 Net loss (Restated - Note 9)...........                                                      (6,723)               (6,723)
                                          --------------------------------------------------------------------------------
Balance, September 30, 1994
  (Restated - Note 9)...................  21,536,192     215      58,584          (357)      (56,547)      (485)     1,410
 Issuances under stock option and
  compensation plans....................      19,610                  13                                                13
 Common stock issued through conversion
  of related party debt.................  16,584,001     166      12,272                                            12,438
 Capital contribution to subsidiary
  acquired in business combination......                             503                                               503
 Issuance of common stock in business
  combination (Note 9)..................   1,212,008      12         (12)
 Change in cumulative currency
  translation adjustments...............                                           (54)                                (54)
 Net loss...............................                                                     (10,777)              (10,777)
                                          --------------------------------------------------------------------------------
Balance, September 30, 1995.............  39,351,811    $393     $71,360         $(411)     $(67,324)     $(485)  $  3,533
                                          ================================================================================

                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR  ENDED
                                                        SEPTEMBER 30,
                                            ------------------------------------
                                                 1995       1994        1993
                                            ------------------------------------
                                                     (Restated Note 9)
                                                       (in thousands)
Cash flows from operating activities:
   Net loss.................................   $(10,777)   $(6,723)   $(10,544)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
       Depreciation and amortization........      1,830      2,168       2,630
       Loss (gain) on disposal of property,
        facilities, and equipment...........        180        (82)        (64)
       Provision for inventory
        obsolescence and shrinkage..........          4         14          15
       Changes in operating assets and
        liabilities:
          Decrease in receivables...........        543        987       2,915
          Decrease in inventories...........         90        235         222
          (Increase) decrease in service
           parts and prepaids...............        466        135        (163)
          Increase (decrease) in accounts
           payable..........................       (917)      (333)        129
          Increase (decrease) in accrued
           interest payable.................       (171)       (27)        245
          Increase (decrease) in income
           taxes payable....................         66       (410)        (60)
          Increase (decrease) in unearned
           service revenue and customer
           deposits.........................       (168)      (103)        281
          Increase (decrease) in other
           liabilities......................        196        138        (118)
          Increase (decrease) in accrued
           compensation and related taxes...         61       (103)       (261)
          Settlement of Italcad note........         --       (702)         --
          Foreign currency transaction
           gain.............................         --         --        (190)
                                            ----------------------------------
Net cash used by operating activities.......     (8,597)    (4,806)     (4,963)
Cash flows from investing activities:
   Capital expenditures.....................     (1,136)    (1,154)       (816)
   Proceeds from sale of property,
    facilities and equipment................        277        217         199
   (Increase) decrease in other assets......        (19)        61         144
                                            ----------------------------------
Net cash used by investing activities.......       (878)      (876)       (473)
Cash flows from financing activities:
   Proceeds from issuance of notes
    payable, related party..................     10,350      5,100       5,950
   Payments on notes payable and long term
    debt, related party portion $1,000,
    $200 and $0.............................     (1,240)      (440)       (240)
   Proceeds from issuance of common stock...         13          4           8
   Payments to acquire treasury stock.......         --         (1)       (128)
   Capital contributions to subsidiary......        503        891          --
                                            ----------------------------------
Net cash  provided by financing activities..      9,626      5,554       5,590
Effect of exchange rate changes on cash.....         (8)      (105)         (6)
                                            ----------------------------------
Net increase (decrease) in cash and cash
 equivalents................................        143       (233)        148
Cash and cash equivalents at the beginning
 of the year................................      2,245      2,478       2,330
                                            ----------------------------------
Cash and cash equivalents at the end of
 the year...................................   $  2,388    $ 2,245    $  2,478
                                            ==================================
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
   Interest, related party portion of $579,
    $572 and $344...........................   $  1,006    $   962    $    747

Non cash financing and investing activities:
    During fiscal 1995, 1994 and 1993, $12,438, $4,000 and $7,000 of related party notes payable were converted to common stock.
    During fiscal 1995, $427 in computer equipment was acquired through capital leases.

                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995, 1994, AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Auto-trol Technology Corporation and its subsidiaries, each of which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. The Company develops, integrates and supports its products and the products of certain third party vendors for end user markets involved in: product data management, physical network management, mapping, technical illustration, design, engineering, drafting and manufacturing processes. These products are designed to facilitate the creation, distribution, analysis and management of technical information. The Company provides systems to solve engineering and documentation problems in the traditional Computer Aided Design and Manufacturing markets (CAD and M-CAD).

Statement of Cash Flows
-----------------------

Cash and cash equivalents include currency on hand, demand deposits with banks or other financial institutions, and other highly liquid securities purchased with an original maturity of three months or less.

Inventories
-----------

Inventories consist of completed computer hardware units and completed components used for resale. Inventories are stated at the lower of cost (first-in, first-out method) or market. Service parts are recorded at cost and amortized on the straight line method over three years or the estimated useful lives, whichever is shorter.

Property, Facilities and Equipment
----------------------------------

Property, facilities, and equipment, including leasehold improvements, are recorded at cost and depreciated or amortized on the straight line method over the estimated useful lives of the respective assets or the lease period, whichever is shorter. Gains and losses from retirement or replacement of property, facilities, and equipment is included in operations. Betterments and renewals are capitalized. Maintenance and repairs are charged to operations.

The estimated useful lives of facilities and equipment used in determining depreciation and amortization is as follows:

        Building and improvements    component lives of 10-35 years
        Leasehold improvements       lease period
        Machinery and equipment      3-7 years
        Furniture and fixtures       3-7 years

Foreign Currency Exchange and Translation
-----------------------------------------

The functional currency of the Company's foreign subsidiaries is its local currency and such assets and liabilities are translated to U.S. dollars at year end exchange rates. The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Translation gains and losses are not included in operations but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which were not significant, have been included in the results of operations.

Revenue Recognition
-------------------

Revenue is derived from equipment sales, software license fees, related customer support contracts, and other support services. Revenues from the sale of equipment and software licenses are generally recorded at the time of delivery to the customer. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. Post-sales customer support revenues are recognized ratably over the contract period. Included in post-contract support costs are direct costs paid to third-party vendors, which are expensed as incurred. In addition, labor and overhead expenses relating to support personnel are included in cost of service and are expensed as incurred. The Company provides a warranty for its products, generally for ninety days from the date of installation, and establishes an allowance to cover warranty costs during this period. Service contract revenues are recognized as the services are performed.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Research and Development
------------------------

The Company accounts for its research and product development costs according to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS 86).

Amortization of Software
------------------------

Purchased software acquired for use in the business includes the cost of software acquired through acquisitions and from third-party vendors. Amortization of these costs is included in research and product development or marketing, general, and administrative expenses depending on the application of the software. Such costs are amortized using the straight-line method over the estimated useful lives ranging from three to five years. Software amortization expense was $365,000, $351,000, and $311,000 for the years ended September 30, 1995, 1994, and 1993, respectively.

Software Royalties
------------------

The Company pays royalties for software licensed from third-party vendors for sublicense to the Company's customers. Total royalty expense incurred for third-party software was approximately $112,000, $340,000, and $537,000 for fiscal years ended September 30, 1995, 1994, and 1993, respectively. These costs are included in cost of sales.

Loss Per Share
--------------

Loss per share is computed on the basis of the weighted average number of common shares outstanding and is adjusted, if applicable, for common stock equivalent shares. For the years ended September 30, 1995, 1994, and 1993, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

2. ECONOMIC DEPENDENCY ON MAJORITY SHAREHOLDER:

During fiscal years 1995, 1994 and 1993, affiliates of the Company's President, Chairman of the Board, and majority shareholder loaned the Company $10,350,000, $5,100,000 and $5,950,000 respectively. The Company converted $12,438,000, $4,000,000 and $7,000,000 to equity in 1995, 1994 and 1993 respectively, and repaid $1,000,000 in 1995. The shareholder loan balance at September 30, 1995, was $2,900,000. The notes are unsecured and are due on October 1, 1997, bearing interest at 10% per annum. The Company borrowed a total of $2,000,000 in October and November 1995. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing the Company such financial support at least through December 31, 1996.

3. DEBT:

Long-term debt consists of the                            1995       1994
 following as of September 30,                            ----       ----
                                                           (in thousands)
Related party debt (see note 2)........................   $2,900    $5,988
Industrial Development Revenue Bonds(a)................    2,160     2,400
                                                        -------------------
                                                           5,060     8,388
Less current portion of long-term debt.................     (240)     (240)
                                                        -------------------
                                                          $4,820    $8,148
                                                        ===================

Maturities of long-term debt for each of the five years subsequent to September 30, 1995, and thereafter are as follows:

        1996...........................................   $  240
        1997...........................................    3,140
        1998...........................................      240
        1999...........................................      240
        2000...........................................      240
        Thereafter.....................................      960
                                                        ---------
                                                          $5,060
                                                        =========

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(a) The Industrial Development Revenue Bonds were issued by the City of Thornton, Colorado, to finance the cost of the Company's corporate headquarters. The bonds bear interest at 8%, are payable in annual installments of $240,000 through August, 2004, and are collateralized by a mortgage indenture on the facilities. The indenture has debt covenants which place certain limitations on the Company, including restrictions on the sale of assets, and certain common stock transactions including payment of dividends. During fiscal 1994, the Company received a permanent waiver of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

4. LEASES:

The Company leases certain office facilities and equipment under operating leases expiring at various dates through fiscal 2006. The Company also leases computer equipment under capital leases which expire through fiscal 1997.

As of September 30, 1995, the future minimum lease payments under capital and noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

                     YEAR ENDING SEPTEMBER 30,                  CAPITAL LEASES    OPERATING LEASES
        ------------------------------------------------------------------------------------------
                                                                          (in thousands)
        1996....................................................         $ 271              $1,698
        1997....................................................           178               1,300
        1998....................................................            --                 933
        1999....................................................            --                 681
        2000....................................................            --                 149
        Thereafter..............................................            --                 308
                                                                ----------------------------------
        Total minimum lease payments............................           449              $5,069
                                                                                ==================
        Less amount representing interest.......................           (22)
                                                                ----------------
        Present value of net minimum lease payments.............           427
        Less current portion of capital lease obligations.......          (254)
                                                                ----------------
                                                                         $ 173
                                                                ================

There are no material subleases or contingent rentals related to the leases, and the lease payments include no executory costs. Aggregate rental expense under operating leases was $1,964,000, $2,035,000, and $1,809,000 for the years ended September 30, 1995, 1994, and 1993, respectively.

5. INCOME TAXES:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method required by SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Based on the uncertainty of future realization, a valuation allowance equal to the deferred tax asset relating to the Company's net operating loss carry forwards for income tax purposes of approximately $40.7 million has been provided.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


As of September 30, 1993, the Company had an accrued tax liability of $232,000 relating to a dispute with the German tax authorities concerning the subsidiary's loss carry forward for its German subsidiary. As a conservative measure the Company had accrued the liability in the event the German tax authorities would not accept the Company's loss carry forward calculation. During the second quarter of 1994, the Company reached an agreement with the German tax authorities whereby the Company's loss carry forward was accepted as correct. As a result, the Company realized a tax benefit of $232,000 during the second quarter of 1994.

The components of the current provisions for income taxes are as follows:

                                                   YEAR  ENDED
                                                  SEPTEMBER 30,
                                              --------------------
                                               1995   1994    1993
                                               ----  ------   ----
                                                 (in thousands)
        Foreign income tax expense (benefit)    $32  $(232)   $ --
        United States tax expense (benefit)      --   (186)     --
                                               -------------------
        Total income tax expense (benefit)      $32  $(418)   $ --
                                               ===================

The following summarizes the amount of the Company's loss, before income taxes, contributed by domestic and foreign operations:

                                        YEAR ENDED
                                       SEPTEMBER 30,
                              -------------------------------
                                1995       1994       1993
                                ----       ----       ----
                                    (Restated - Note 9)
                                       (in thousands)
            United States     $ (8,650)   $(4,878)   $ (7,953)
            Foreign             (2,095)    (2,263)     (2,591)
                              -------------------------------
                              $(10,745)   $(7,141)   $(10,544)
                              ===============================

The Company's effective tax rate varies from the statutory federal income tax rate as follows:

                                                        YEAR ENDED
                                                       SEPTEMBER 30,
                                             ----------------------------------
                                                 1995       1994        1993
                                                 ----       ----        ----
      Expected federal income tax benefit       (34.0)%    (34.0)%     (34.0)%
      Net operating loss carryforwards for
        which no benefit has been realized       34.0       31.1        34.0

      Foreign income tax benefit                   --       (3.9)         --
                                             ----------------------------------
      Actual tax rate                              --       (6.8)%        --
                                             ==================================

6. SHAREHOLDERS' EQUITY:

STOCK REPURCHASE PROGRAM - On May 2, 1989, the Company established a program to repurchase its common stock in the marketplace from time to time depending on market prices and other market conditions. The maximum cost of shares to be repurchased under the program is limited to $2,000,000. As of September 30, 1995, 261,400 shares have been repurchased under this program.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

STOCK OPTIONS - The Company has in effect two stock option plans: an Incentive Stock Option Plan and a Special Purpose Plan. As amended by the shareholders in January, 1992, the shares of the two plans were pooled resulting in 1,350,000 shares of common stock that have been authorized for issuance thereunder. Information with respect to activity under the stock option plans is set forth below:

                                                     YEAR ENDED
                                                    SEPTEMBER 30,
                                          ----------------------------------
                                              1995         1994      1993
                                              ----         ----      ----
Options outstanding, beginning of year..       421,490   433,950    377,835
Granted.................................       339,083    73,900    278,325
Canceled................................      (140,640)  (85,220)  (222,210)
Exercised...............................        (8,650)   (1,140)        --
                                        -----------------------------------
Options outstanding, end of year........  (1)  611,283   421,490    433,950
                                        ===================================
Options exercisable, end of year........       118,640    78,830     84,580
                                        ===================================

(1) Options outstanding as of September 30, 1995, have exercise prices ranging from $.375 to $2.00 per share with expiration through the year 2005. The exercise price of the shares at date of grant is established as the market price as of that date.

EMPLOYEE STOCK PURCHASE PLAN - The Company has an Employee Stock Purchase Plan, under which 229,645 shares are available for purchase by employees as of September 30, 1995. Employees have purchased 15,355 shares of common stock under the Company's Employee Stock Purchase Plan through September 30, 1995.

7. EMPLOYEE RETIREMENT PLAN:

The Retirement Savings Plan (Plan) is a cash or deferred profit-sharing plan designed to comply with the requirements of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. Substantially all employees of the Company with six months of service are eligible to participate in the Plan; however, certain employee groups may be made ineligible at the discretion of the Company. The Plan's funds are invested by an independent broker into various funds as selected by the 401(k) Committee. Plan funds may not be invested in common stock of the Company. Under the Plan, employees may contribute ten dollars, plus from 1% to 15% of their compensation per pay period, to a tax deferral account subject to statutory maximums. The Company will contribute to the account of a participant an amount equal to the employee's contribution up to ten dollars per pay period. The Company recognized expense related to the Plan of approximately $46,000, $53,000, and $70,000 in the years ended September 30, 1995, 1994, and 1993, respectively. The Board of Directors may, at its discretion, terminate the plan at any time in whole or in part. Upon such termination, the Plan provides for the distribution of the assets of the fund for the benefit of its participants.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. FOREIGN AND DOMESTIC OPERATIONS:

Revenues, operating results before unallocated expenses, and identifiable assets for the three years ended September 30, 1995 by geographic area are presented in the table below. There were no significant amounts of sales or transfers between foreign areas.

                                                  YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                                 1995       1994        1993
                                                 ----       ----        ----
                                                    (Restated - Note 9)
                                                       (in thousands)
Revenues:
   Domestic.................................   $ 11,304    $18,766    $ 20,709
   Europe...................................      7,192      7,557       9,606
   Canada...................................      6,040      8,169       7,277
   Other (1)................................      1,055        554         743
                                            ----------------------------------
                                               $ 25,591    $35,046    $ 38,335
                                            ==================================
Loss before income taxes:
   Domestic.................................   $ (5,619)   $  (745)   $ (4,350)
   Europe...................................     (3,870)    (4,653)     (5,029)
   Canada...................................     (1,006)      (764)     (1,132)
   Other....................................       (250)      (979)        (33)
                                            ----------------------------------
Consolidated loss before income taxes (2)...   $(10,745)   $(7,141)   $(10,544)
                                            ==================================
Identifiable assets at year end:
   Domestic.................................   $  9,052    $10,360    $ 12,298
   Europe...................................      1,978      2,865       3,487
   Canada...................................      3,017      2,345       2,675
   Other....................................        341        509         366
                                            ----------------------------------
                                               $ 14,388    $16,079    $ 18,826
                                            ==================================

(1) Export sales were made to various international distributors and through the Company's sales office in Australia. No one customer accounted for 10% or more of total sales for the years ended September 30, 1995, 1994 and 1993.

(2) Research and development expenses have been allocated to each geographic area based on the revenues generated by each area from internally-developed software products. Management believes this to be a reasonable method for allocating research and development expenses.

Interest expense has been allocated to each geographic area based on subsidiary assets and liabilities funded by Domestic operations.

9. BUSINESS COMBINATION WITH RELATED PARTY:

On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc., doing business as Centra 2000, Inc. The consideration for the purchase was four shares of Auto-trol Technology Corporation common stock for each share of Centra 2000, Inc. common stock outstanding. The 1,212,008 shares of Auto-trol Technology Corporation common stock exchanged were not registered under Federal or State securities laws and are subject to restrictions on resale. Additional consideration for existing Centra 2000, Inc. shareholders consists of a cash bonus and stock in Auto-trol Technology Corporation in each of the next four years, which is contingent upon meeting a development schedule and market acceptance of the Centra 2000 product.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Auto-trol Technology Corporation's President and Chairman of the Board, Howard
B. Hillman, controls, through various affiliates, the majority of the outstanding shares of capital stock of both Auto-trol Technology Corporation and Centra 2000, Inc. (Centra).

The effect of applying the purchase method of accounting to the acquisition of the common stock of Centra owned by the other shareholders was not significant. Accordingly, the acquisition has been accounted for in a manner similar to a pooling of interests of entities under common control. The accompanying consolidated financial statements have been restated for all periods prior to the merger to include the accounts and operations of Centra with those of the Company from the commencement of Centra's operations of October 1, 1994. For income tax purposes, the merger was a nontaxable transaction. Prior to the merger, Centra's fiscal year end was December 31. In connection with the business combination, Centra's financial statements were restated to conform to the Company's September 30 fiscal year end. The total assets of Centra consisted of cash, office furniture and computer equipment, and intangible assets. The office furniture and computer equipment included in the acquisition will continue to be used at the subsidiary in the development of software products.

The table below sets forth the composition of the consolidated net revenues and net losses for the years ended September 30, 1995, and 1994 prior to the merger and as restated for the business combination.

                                                   YEAR ENDED
                                                  SEPTEMBER 30,
                                              1995            1994
                                            ------------------------
                                                 (in thousands)
      Net Revenues:
       Prior to the merger:
        Auto-trol Technology Corporation    $ 25,494         $35,011
        Centra 2000, Inc.                         97              35
                                          --------------------------
        As Restated                         $ 25,591         $35,046
                                          ==========================

      Net Loss:
       Prior to the merger:
        Auto-trol Technology Corporation    $(10,109)        $(5,742)
        Centra 2000, Inc.                       (668)           (981)
                                          --------------------------
        As Restated                         $(10,777)        $(6,723)
                                          ==========================

The effects of restating the Company's September 30, 1994, consolidated balance sheet for the business combination were not significant. Intercompany transactions between Centra and the Company prior to the date of the combination have been eliminated.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 1996, under the caption "Election of Directors" and "Executive Officers", and is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 1996, under the caption "Executive Compensation", and is incorporated herein by reference.

           ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 1996, under the caption "Voting Securities and Principal Shareholders", and is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 1996, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

The Company intends to file definitive copies of the Proxy Statement with the Securities and Exchange Commission within 120 days after September 30, 1995, the close of its last fiscal period, and pursuant to General Instruction G to Form 10-K. Information called for by these items is incorporated herein by reference from such definitive Proxy Statement.

                                    PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                  ON FORM 8-K

                                                                             PAGE
                                                                             -----
(A)  1. FINANCIAL STATEMENTS

        The following Consolidated Financial Statements of Auto-trol
          Technology Corporation are included in Part II, Item 8:
        Independent Auditors' Report.......................................  12
        Consolidated Balance Sheets - September 30, 1995, and 1994.........  13
        Consolidated Statements of Operations - years ended September 30,
          1995, 1994, and 1993.............................................  14
        Consolidated Statements of Shareholders' Equity - years ended
          September 30, 1995, 1994, and 1993...............................  15
        Consolidated Statements of Cash Flows - years ended September 30,
          1995, 1994, and 1993.............................................  16
        Notes to Consolidated Financial Statements.........................  17-24

     2. FINANCIAL STATEMENT SCHEDULE

        Independent Auditors' Report.......................................  26
        Schedule II - Valuation and qualifying accounts and reserves -
          years ended September 30, 1995, 1994, and 1993...................  27

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.

     3. EXHIBITS

     Exhibit
     number   Description of Exhibit
     ------   -----------------------
      3.1     Articles of Incorporation*
      3.2     Amendment to Articles of Incorporation**
      3.3     Bylaws*
      3.4     Amendment to Bylaws**
      4.1     Specimen Certificate*
      4.2     Copies of Industrial Development Revenue Bond documents*
      4.3     Specimen Debentures, Warrants, Royalty Agreement, and Royalty
              Certificate issued to purchase Research and Development Limited
              Partnership Interests+
      10.1    Copy of Incentive Stock Option Plan, as amended through January
              28, 1992++
      10.2    Copy of Special Purpose Stock Option Plan, as amended through
              January 28, 1992++
      10.3    Agreement with Sun Microsystems, Inc. dated April 30, 1993+++
      10.4    Agreement with HP/Apollo Computer, Inc. dated July 4, 1994+++
      10.5    Agreement with Howard B. Hillman dated November 1, 1995
      21      Subsidiaries of the Registrant
      24      Consent of KPMG Peat Marwick LLP

* Incorporated by reference from Registration Statement No. 2-63253, filed January 24, 1979.
** Incorporated by reference from Registration Statement No. 2-73702, filed August 14, 1981.
+ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1988, dated December 14, 1988.
++ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1993, dated December 18, 1992.
+++ Incorporated by reference from Form 10-K for fiscal year ended September
    30, 1994, dated December 14, 1994.


(B) REPORTS ON FORM 8-K

A Form 8-K was filed July 14, 1995, for the acquisition of Centra 2000, Inc. on June 30, 1995.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

    Under date of November 10, 1995, we reported on the consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1995, and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1995, as contained in the Company's Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1995 and 1994 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed to continue providing such financial support at least through December 31, 1996.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                    KPMG PEAT MARWICK LLP


Denver, Colorado
November 10, 1995

                        AUTO-TROL TECHNOLOGY CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               SEPTEMBER 30, 1995


COLUMN A                                   COLUMN B    COLUMN C    COLUMN D   COLUMN E
--------                                  ----------  ----------  ----------  ---------
                                          BALANCE AT  CHARGED TO              BALANCE
                                          BEGINNING   COSTS AND               AT END
DESCRIPTION                               OF PERIOD   EXPENSES    DEDUCTIONS  OF PERIOD
---------------------------------------------------------------------------------------
                                                         (in thousands)
YEAR ENDED SEPTEMBER 30, 1995:
   Allowance for doubtful accounts......      $  134        $ 61      $   63     $  132
   Reserve for inventory obsolescence
    and shrinkage.......................          22          60          24         58
   Accumulated amortization of service
    parts...............................         996          18          33        981
   Valuation reserve for machinery and
    equipment...........................         306           -           -        306
   Reserve for warranty and unearned
    discounts...........................         100           3          48         55
                                        -----------------------------------------------
                                              $1,558        $142      $  168     $1,532
                                        ===============================================
YEAR ENDED SEPTEMBER 30, 1994:
   Allowance for doubtful accounts......      $  661        $ 31      $  558     $  134
   Reserve for inventory obsolescence
    and shrinkage.......................          32          17          27         22
   Accumulated amortization of service
    parts...............................       1,482          39         525        996
   Valuation reserve for machinery and
    equipment...........................         306           -           -        306
   Reserve for warranty and unearned
    discounts...........................          54          50           4        100
                                        -----------------------------------------------
                                              $2,535        $137      $1,114     $1,558
                                        ===============================================
YEAR ENDED SEPTEMBER 30, 1993:
   Allowance for doubtful accounts......      $  260        $696      $  295     $  661
   Reserve for inventory obsolescence
    and shrinkage.......................          78          25          71         32
   Accumulated amortization of service
    parts...............................       2,114           -         632      1,482
   Valuation reserve for machinery and
    equipment...........................         306           -           -        306
   Reserve for warranty and unearned
    discounts...........................          58           -           4         54
                                        -----------------------------------------------
                                              $2,816        $721      $1,002     $2,535
                                        ===============================================


                 See accompanying independent auditors' report

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Auto-trol Technology Corporation

    We consent to the incorporation by reference in the registration statements Nos. 2-66611, 2-73702, 2-80142, 33-637, and 33-15533 on Form S-8 of Auto-trol
Technology Corporation of our reports dated November 10, 1995, relating to the consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1995, and the related financial statement schedule, which reports appear in the September 30, 1995, annual report on Form 10-K of Auto-trol Technology Corporation.



                                         KPMG PEAT MARWICK LLP


Denver, Colorado
December 12, 1995

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                         AUTO-TROL TECHNOLOGY CORPORATION


Date: DECEMBER 14, 1995                    By: /s/HOWARD B. HILLMAN
                                               ---------------------------
                                               Howard B. Hillman,
                                               President

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

SIGNATURES                                        TITLE                             DATE
----------                                        -----                             ----


/s/HOWARD B. HILLMAN                              Chairman of the Board President   December 14, 1995
---------------------------                       (Principal Executive Officer)
Howard B. Hillman


/s/DAVID C. O'BRIEN                               Vice President, Treasurer         December 14, 1995
---------------------------                       (Principal Financial Officer
David C. O'Brien                                  and Principal Accounting
                                                  Officer)


/s/MAJOR GENERAL WILLIAM R. USHER,USAF (RET.)     Director                          December 14, 1995
---------------------------------------------
Major General William R. Usher (Ret.)*


/s/J. RODERICK HELLER, III                        Director                          December 14, 1995
---------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
-----------------------------------------------
J. RODERICK HELLER, III
-----------------------

                                 EXHIBIT INDEX

    Exhibit
    number   Description of Exhibit                                                                         Page
    ------   -----------------------                                                                        ----
      3.1    Articles of Incorporation*
      3.2    Amendment to Articles of Incorporation**
      3.3    Bylaws*
      3.4    Amendment to Bylaws**
      4.1    Specimen Certificate*
      4.2    Copies of Industrial Development Revenue Bond documents*
      4.3    Specimen Debentures, Warrants, Royalty Agreement, and Royalty Certificate issued to purchase
             Research and Development Limited Partnership Interests+
     10.1    Copy of Incentive Stock Option Plan, as amended through January 28, 1992++
     10.2    Copy of Special Purpose Stock Option Plan, as amended through January 28, 1992++
     10.3    Agreement with Sun Microsystems, Inc. dated April 30, 1993+++
     10.4    Agreement with HP/Apollo Computer, Inc. dated July 4, 1994+++
     10.5    Agreement with Howard B. Hillman dated November 1, 1995                                         31
     21      Subsidiaries of the Registrant                                                                  32
     24      Consent of KPMG Peat Marwick LLP                                                                28

* Incorporated by reference from Registration Statement No. 2-63253, filed January 24, 1979.
** Incorporated by reference from Registration Statement No. 2-73702, filed August 14, 1981.
+ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1988, dated December 14, 1988.
++ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1993, dated December 18, 1992.
+++ Incorporated by reference from Form 10-K For fiscal year ended September
    30, 1994, dated December 14, 1994.