Form 10-Q
period 1995-12-31
AUTO TROL TECHNOLOGY CORP
filed 1996-02-13
CIK 278048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10Q
(Mark One)
  [X]           Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the period ended December 31, 1995
                                      or
  [ ]          Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

Number of shares outstanding as of February 8, 1996:  3,947,780

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10Q
           --------------------------------------------------------
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1995
                 --------------------------------------------

                                                                     Page Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Statements of Operations three months ended
           December 31, 1995 and 1994                                       1

           Consolidated Balance Sheets December 31, 1995 and
           September 30, 1995                                             2-3

           Consolidated Statements of Cash Flow December 31, 1995
           and 1994                                                         4

           Notes to Consolidated Statements                               5-6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7-10

Part II.  Other Information, Item 4, Item 5, Item 6, Reports on Form 8-K   11

           Signatures                                                      12

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)



                                                 Three Months Ended
                                                    December 31,
                                                   1995       1994
                                                 ------------------
Revenues:
  Sales.........................................  $2,095     $3,652
  Service.......................................   3,098      4,160
                                                 ------------------
                                                   5,193      7,812
Costs and expenses:
  Cost of sales.................................     680      1,491
  Cost of service...............................   1,517      1,782
  Research and product development..............   2,154      2,070
  Marketing, general and administrative.........   3,510      4,163
                                                 ------------------
                                                   7,861      9,506

Loss from operations............................  (2,668)    (1,694)

  Interest income...............................      72         62
  Interest expense related party portion,
  $162,000 and $222,000.........................    (200)      (240)
                                                 ------------------
Loss before income taxes........................  (2,796)    (1,872)
Income tax benefit..............................       2          0
                                                 ------------------
Net loss........................................ $(2,794)   $(1,872)
                                                 ==================

Loss per share.................................. $  (.07)   $  (.09)

Weighted average number of shares outstanding...  39,096     21,382


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                         December 31,       September 30,
                                            1995                1995
                                         (unaudited)
                                         --------------------------------
            ASSETS
Current Assets:
  Cash and cash equivalents............. $ 2,016            $ 2,388
  Receivables net of allowance of
   $127,000 and $132,000................   3,028              4,325
  Inventories...........................     221                196
  Service parts and prepaid expenses....     478                330
                                         --------------------------------
      Total current assets.............. $ 5,743            $ 7,239
                                         --------------------------------
Property, facilities and equipment:
  Land..................................     355                355
  Building and improvements.............   8,098              8,098
  Machinery and equipment...............   9,085              8,574
  Furniture, fixtures and leasehold
   improvements.........................     897                898
                                         --------------------------------
                                          18,435             17,925
  Less accumulated depreciation
   and amortization..................... (11,493)           (11,421)
                                         --------------------------------
                                           6,942              6,504
Purchased software, net of accumulated
 amortization of $1,072,000 and
 $991,000...............................     561                548
Other assets............................      99                 97
                                         --------------------------------
      Total assets...................... $13,345            $14,388
                                         ================================


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                   December 31,   September 30,
                                                       1995          1995
                                                   (unaudited)
                                                  ------------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.............  $   240         $   240
  Current portion of capital lease obligations..      239             254
  Accounts payable..............................    1,247           1,309
  Interest payable, related party portion
   $105,000 and $370,000........................      173             407
  Unearned service revenue and customer
   deposits.....................................    1,190           1,188
  Accrued compensation and related taxes........      547             554
  Other liabilities.............................    1,419           1,910
                                                  ------------------------------
          Total current liabilities.............    5,055           5,862

Capital lease obligations.......................      117             173
Long-term debt, related party, $5,900,000
 and $2,900,000.................................    7,820           4,820
                                                  ------------------------------
          Total liabilities.....................   12,992          10,855
                                                  ------------------------------
Shareholders' equity:
  Common stock, $.01 par value authorized
   40,000,000 shares; issued  (including
   treasury shares) 39,361,582 and
   32,205,669 shares............................      394             393
  Additional paid-in capital....................   71,367          71,360
  Cumulative currency translation adjustments...     (805)           (411)
  Accumulated deficit...........................  (70,118)        (67,324)
  Treasury stock 261,400 and 261,400 common
   shares at cost...............................     (485)           (485)
                                                  ------------------------------
           Total shareholders' equity...........      353           3,533
                                                  ------------------------------
                                                  $13,345         $14,388
                                                  ==============================


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                        Three Months Ended
                                                           December 31,
                                                          1995      1994
                                                        ------------------
Cash flow from operating activities:
  Net loss...........................................   $(2,794)   $(1,872)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
  Depreciation and amortization......................       338        449
  Gain on disposal of property, facilities and
   equipment.........................................        11        (27)
  Provision for inventory obsolescence and shrinkage.         0          0
  (Increase) decrease receivables....................     1,058        192
  Decrease inventories...............................       (37)        44
  (Increase) decrease service parts and prepaids.....      (127)        41
  Decrease accounts payable..........................      (121)      (538)
  Decrease interest payable..........................      (234)      (324)
  Decrease income tax payable........................       (34)       (32)
  Increase (decrease) unearned service revenue
   and customer deposits.............................         2         (5)
  Increase (decrease) other liabilities..............      (538)       438
                                                        ------------------
Net cash used by operating activities................    (2,476)    (1,634)
Cash flow from investing activities:
  Capital expenditures...............................      (799)      (265)
  Proceeds from sale of property, facilities
   and equipment.....................................         0         53
  (Increase) decrease of non-current service parts
   and other assets..................................        (2)       (20)
                                                        ------------------
Net cash used by investing activities................      (801)      (232)
Cash flow from financing activities:
  Proceeds from issuance of notes payable,
   related party.....................................     3,000      2,000
  Payments on notes payable, capital lease and
   long-term debt....................................       (71)         0
  Proceeds from issue of common stock................         8         10
  Capital contributions to subsidiary................         0        188
                                                        ------------------
Net cash provided by financing activities............     2,937      2,198
Effect of exchange rate changes on cash..............       (32)       (18)
                                                        ------------------
Net increase in cash and cash equivalents............      (372)       314
Cash and cash equivalents at the beginning of
 the year............................................     2,388      2,120
                                                        ------------------
Cash and cash equivalents at the end of the period...    $2,016     $2,434
                                                        ==================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest, related party portion $433,000 and
   $559,000..........................................    $  433     $  559
  Income taxes.......................................         0          0


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED DECEMBER 31, 1995

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of September 30, 1995 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1995 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying Condensed Consolidated Financial Statements. Operating results for the three month periods ending December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

(2)  BUSINESS COMBINATION WITH RELATED PARTY

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

The effect of applying the purchase method of accounting to the acquisition of the common stock of Centra owned by the other shareholders was not significant. Accordingly, the acquisition has been accounted for in a manner similar to a pooling of interests of entities under common control. The accompanying consolidated financial statements have been restated for all periods prior to the merger to include the accounts and operations of Centra with those of the Company from the commencement of Centra's operations of October 1, 1994. The effects of restating the Company's December 31, 1994, consolidated balance sheet for the business combination were not significant. Intercompany transactions between Centra and the Company prior to the date of the combination have been eliminated.

(3) LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At December 31, 1995 and 1994, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

(4) SUBSEQUENT EVENT

On January 30, 1996, during the Company's annual meeting, the shareholders of the Company approved a proposal to amend the Company's Articles of Incorporation and to recapitalize the Company to effect a one-for-ten reverse stock split.
The total number of shares which the Company was authorized to issue is 40,000,000 shares of Class A Common Stock, $.02 par value, herein after called Common Stock. The shareholders also approved a proposal to amend the Company's Special Purpose Stock Option Plan and Incentive Stock option Plan to establish 400,000 as the number of shares of New Common Stock available for grant collectively under the Plans. Lastly, the shareholders approved a proposal to amend the Company's Employee Stock Purchase Plan to establish 80,000 as the number of shares of New Common Stock available to purchase under the Plan.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

Operating losses for the first quarter ended December 31, 1995 continued due to decreased revenue in mature product areas. New product revenue from the Product Data Management (PDM), network configuration and Electronic Publishing Solutions
(EPS) markets grew in the first quarter ended December 31, 1995 over the same period ended December 31, 1994, however, the Company continues to operate below breakeven. The Company continues to believe that its products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

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

BUSINESS COMBINATION WITH RELATED PARTY - On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc. doing business as Centra 2000, Inc. Financial results for the quarter ended December 31, 1994 reflect the combination of the Company's results of operations. Both the Company and Centra 2000, Inc. were under common control at the date of acquisition.

REVENUES - For the quarter ended December 31, 1995, total sales and service revenue decreased $2.6 million, or 34%, from the quarter ended December 31, 1994. Total sales revenue for the first quarter of fiscal 1996 decreased $1.6 million, or 43%, from the quarter ended December 31, 1994. Hardware revenue for the first quarter of fiscal 1996 declined $755,000, or 51%, as compared to fiscal 1995. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Total software revenue declined $808,000, or 37%, as compared to the first quarter of fiscal 1995. The decline can be attributed to reduced sales of mature products such as the Company's Series 5000 and 7000 products, as sales from the PDM, network configuration and EPS products increased. North America hardware sales revenue decreased $451,000, or 51%, while North America software sales revenue decreased $399,000, or 31% during the first quarter of fiscal 1996. European sales revenue decreased $600,000, or 47% from the first quarter of fiscal 1995. This decrease consisted of an unfavorable exchange rate variance of 7% and a 54% decrease in sales volume. The decrease in revenue was due in part to a decrease of $326,000 in hardware revenue, as compared to the first quarter of fiscal 1995. European software revenue decreased $274,000, or 39%, as compared to the first quarter of fiscal 1995.

Total service revenue for the quarter ended December 31, 1995, decreased $1.1 million, or 25%, from the previous quarter ended December 31, 1994. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $476,000, or 50%, while software maintenance revenue decreased $435,000, or 21% for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. The Company experienced a decline in service revenue in all geographic locations. As the Company shifts from being a hardware and software solution

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. The Company's management expects this trend to continue into the future. The declines in software maintenance revenue can be attributed to a decline in older products maintenance revenue, billable services and training revenue which decreased $144,000, or 13%, as compared to the first quarter of fiscal 1995. This decrease can be primarily attributed to lower training revenues as well as a change from a gross billing to a net billing method for training courses in North America. North American service revenue, which comprised 66% of the total worldwide service revenue, declined $881,000, or 28%, as compared to the first quarter of fiscal 1995. European service revenue declined $135,000, or 16%, as compared to fiscal 1994.

COST OF SALES AND SERVICE - The result of operations for the quarter ended December 31, 1995, continued to reflect shifts in product mix from hardware to software and services. For the first quarter ended December 31, 1995, gross profit margins on total revenue of 58% remained the same as the prior year first quarter. Gross profit margins on sales revenue for the first quarter ending December 31, 1995, decreased to 54% from 55% for the first quarter ended December 31, 1995. In the first quarter of fiscal 1996 gross profit margins on hardware declined slightly, yielding a gross margin of 27%, as compared to a gross margin of 28% in the first quarter of fiscal 1995. This decline reflects the continued pressure on hardware pricing throughout the computer industry. In the first quarter of fiscal 1996 gross profit margins on software sales increased to 89%, as compared to a gross margin of 80% in fiscal 1995. This increase in gross profit margin during the first quarter of fiscal 1996 can be attributed to a reduction in sales of lower margin third party software.

Gross profit margins for total service revenue in the first quarter of fiscal 1996 decreased $794,000, yielding a gross margin of 51%, as compared to a gross margin of 57% in fiscal 1995. Gross margins on billable services in the first quarter of fiscal 1996 decreased to 48% from 58% in the first quarter of fiscal 1995. The 10% decrease in gross profit margin for billable services was primarly due to several new product installations which required more complex support. Gross margins on training for the quarter ended December 31, 1995 decreased $183,000, yielding a gross margin of 24%, as compared to a gross margin of 57% in the quarter ended December 31, 1994. The decline in training revenue was not matched with decreased expenses, as expenses for the quarter ended December 31, 1995 reflect fixed costs associated with training centers in North America. Gross profit margins on hardware maintenance declined $233,000 yielding gross margins of 27% in the first quarter of fiscal 1996 as compared to gross margins of 38% in the first quarter of fiscal 1995. The decline in hardware maintenance revenue was not matched with commensurate cost reductions in reducing hardware maintenance support costs. Software maintenance gross margins remained steady at 62% in the first quarter of 1996, reflecting the Company's efforts to control costs in its delivery of support.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 41% of revenue for the quarter ended December 31, 1995, and 26% of revenues for the quarter ended December 31, 1994. The increase in research and development spending as a percentage of revenue in the first quarter of fiscal 1996 is due in part to an increase of $84,000, or 4%, in spending coupled with the overall 34% decrease in total revenue as compared to the first quarter of fiscal 1995. The increase in spending is a result of the Company continuing to invest in new product technology. For the balance of fiscal 1996 the Company expects to increase its spending in research and development as it brings several enhanced products to the marketplace.

In addition, the first quarter of fiscal 1995 research and product development expenditures were restated to reflect the acquisition of Centra 2000, Inc., which occurred on June 30, 1995. Accordingly, research and product development expenses were increased by $173,000 for the first fiscal quarter of 1995.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


MARKETING, GENERAL, AND ADMINISTRATIVE - In the first quarter ended December 31, 1995, marketing, and general and administrative expenses decreased $653,000, or 16%, from the first quarter ended December 31, 1994. European marketing, and general and administrative spending declined $68,000 due to an unfavorable exchange rate variance of $117,000, a decrease in spending of $187,000 and reduced headcount in the first quarter of 1996. In the first quarter of fiscal 1996, North American marketing, and general and administrative expenses, decreased approximately $588,000, or 19%, as compared to the first quarter of fiscal 1995 due primarly to reduced personnel related expenses and occupancy costs.

INTEREST - In the quarter ended December 31, 1995, interest expense decreased 14% from the quarter ended December 31, 1994, as a result of converting $12.4 million of related party debt to common stock in three transactions during fiscal 1995. Interest income increased $42,000 from the first quarter of fiscal 1994, due to an increase in cash investments during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At December 31, 1995, the Company had approximately $2.4 million in cash and cash equivalents, which was 6% higher than cash balances at September 30, 1995. The Company's net working capital was approximately $.7 million at December 31, 1995, as compared to $1.4 million at December 31, 1994. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during the first quarter of fiscal 1996, the Company borrowed a total of $3,000,000, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principal shareholder. In December 1995, the Company paid $433,000 of accrued interest on the outstanding related party debt of $5,900,000. On May 2, 1989, the Company announced a program to repurchase the Company's stock in the open market. The maximum cost of the shares to be purchased was limited to $2 million. To date, 261,400 shares have been purchased at a cost of $485,000.

During fiscal 1994, the Company received a permanent waiver of financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent wavier of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1996. If the Company is not able to achieve financial independence and profitability through improved results in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern.

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Finland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $123,000 of favorable exchange rate variance and a $1,318,000 decrease in revenue volume resulted in a $1,195,000 decrease in non-U.S.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


revenue between the quarters ended December 31, 1995 and 1994. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's International operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. As of December 31, 1995, and 1994, the Company had realized a loss of approximately $1,000 and $5,000 respectively, through payments it had received from its subsidiaries.

                          PART II.  OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders, which was held on January 30, 1996, the Company's stockholders elected the following three persons as directors, each to serve until the next annual meeting of stockholders or until his successor is elected and qualified: Howard B. Hillman, Major General William Usher, USAF (Ret.) and J. Roderick Heller III. All nominees were elected.

The stockholders also approved an amendment to the Company's Articles of Incorporation and to recapitalize the Company to effect a one-for-ten reverse stock split. Voting in favor were 38,547,633, opposed were 43,000, abstaining were 9,695 and broker non-votes were zero.

The stockholders also approved an amendment to the Company's Special Purpose Stock Option Plan, and Incentive Stock Option Plan, to establish 400,000 shares of New Common Stock as the number available for grant collectively under the Plans. Voting in favor were 38,489,237, opposed were 31,292, abstaining were 19,319 and broker non-votes were zero.

The stockholders also approved an amendment to the Company's Employee Stock Purchase Plan, to establish 80,000 as the number of shares of New Common Stock available for purchase under the Plan. Voting in favor were 38,491,873, opposed were 30,494, abstaining were 17,481 and broker non-votes were zero.

ITEM 5 OTHER ITEMS

On January 19, 1996,  William W. Brett, Vice President resigned from the
Company.

ITEM 6(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AUTO-TROL TECHNOLOGY CORPORATION
                                           (Registrant)


Date:  February 13, 1996                /s/ HOWARD B. HILLMAN
                                   --------------------------------
                                          Howard B. Hillman,
                                               President



Date:  February 13, 1996                 /s/ DAVID C. O'BRIEN
                                   --------------------------------
                                           David C. O'Brien,
                                      Vice President, Treasurer
                                     (Principal Financial Officer
                                    and Principal Accounting Officer)