Form 10-Q
period 1996-03-31
AUTO TROL TECHNOLOGY CORP
filed 1996-05-14
CIK 278048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
   [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the period ended March 31, 1996
                                       or
   [ ]         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes   [_] No

Number of shares outstanding as of May 9, 1996:  6,079,262

                        AUTO-TROL TECHNOLOGY CORPORATION
                        --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE SIX MONTHS ENDED MARCH 31, 1996
                    ---------------------------------------




                                                                                                             Page
                                                                                                            Number
Part I.  Financial Information

  Item 1.  Financial Statements

     Consolidated Statements of Operations (unaudited) six months ended March 31, 1996 and 1995                 1

     Consolidated Balance Sheets (unaudited) March 31, 1996 and September 30, 1995                            2-3

     Consolidated Statements of Cash Flow (unaudited) March 31, 1996 and 1995                                   4

     Notes to Consolidated Statements                                                                           5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             6-10

Part II.  Other Information, Item 6 Exhibits, Reports on Form 8-K                                              11

           Signatures                                                                                          12


                        AUTO-TROL TECHNOLOGY CORPORATION
                        --------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                      MARCH 31,
                                                  1996          1995              1996        1995
                                                ----------------------------------------------------
Revenues:
  Sales....................................    $ 2,111       $ 2,655           $ 4,206     $ 6,307
  Service..................................      2,987         3,740             6,085       7,900
                                                --------------------------------------------------
                                               $ 5,098       $ 6,395           $10,291     $14,207
Costs and expenses:
  Cost of sales............................        824           886             1,504       2,377
  Cost of service..........................      1,473         1,806             2,990       3,588
  Research and product development.........      2,441         2,137             4,595       4,207
  Marketing, general and administrative....      3,449         4,128             6,959       8,291
                                                --------------------------------------------------
                                               $ 8,187       $ 8,957           $16,048     $18,463

Loss from operations........................    (3,089)       (2,562)           (5,757)     (4,256)

  Interest income...............                      14            32                86          94
  Interest expense..............                     125           119               325         359
                                                ---------------------------------------------------

Loss before income taxes....................    (3,200)       (2,649)           (5,996)     (4,521)

Income tax (benefit)........................       (18)           55               (20)         55
                                                --------------------------------------------------

Net loss before.............................   $(3,182)      $(2,704)          $(5,976)    $(4,576)
                                                ==================================================

Loss per share..............................     $(.77)        $(.92)           $(1.48)     $(1.81)

Weighted average number of shares outstanding    4,145         2,943             4,027       2,527

                    See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                        --------------------------------
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                        MARCH 31,              SEPTEMBER 30,
                                          1996                     1995
                                       (UNAUDITED)
                                       -------------------------------------
               ASSETS
Current Assets:
  Cash and cash equivalents..........     $  1,674                  $  2,388
  Receivables net of allowance of
   $178,000 and $132,000.............        3,115                     4,325
  Inventories........................          267                       196
  Service parts and prepaid expenses.          468                       330
                                       -------------------------------------
     Total current assets............       $5,524                  $  7,239
                                       -------------------------------------

Property, facilities and equipment:
  Land...............................          355                       355
  Building and improvements..........        8,139                     8,098
  Machinery and equipment............        9,000                     8,574
  Furniture, fixtures and leasehold
   improvements......................          887                       898
                                       -------------------------------------
                                            18,382                    17,925
  Less accumulated depreciation and
   amortization......................      (11,738)                  (11,421)
                                       -------------------------------------
                                             6,644                     6,504

Purchased software, net of
  accumulated amortization of
  $982,000 and $991,000..............          472                       548
Other assets.........................          115                        97
                                       -------------------------------------
     Total assets....................     $ 12,755                  $ 14,388
                                       =====================================

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      MARCH 31,       SEPTEMBER 30,
                                                                        1996              1995
                                                                     (UNAUDITED)
                                                                   ----------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt..............................       $    240           $    240
  Current portion of capital lease obligations...................            310                254
  Accounts payable...............................................          1,143              1,309
  Interest payable, related-party portion $219,000 and $370,000..            230                407
  Unearned service revenue and customer deposits.................          1,135              1,188
  Accrued compensation and related taxes.........................            600                554
  Other liabilities..............................................            991              1,910
                                                                   ----------------------------------
     Total current liabilities...................................       $  4,649           $  5,862

Capital lease obligations........................................             98                173
Long-term debt, related-party portion $1,400,000 and $2,900,000..          3,320              4,820
                                                                   ----------------------------------
     Total liabilities...........................................       $ 12,992           $ 10,855
                                                                   ----------------------------------

Shareholders' equity:
  Common stock, $.02 par value authorized 40,000,000 shares; issued
    (including treasury shares) 6,079,262 and 3,220,567 shares...            122                 64
  Additional paid-in capital.....................................         79,140             71,689
  Cumulative currency translation adjustments....................           (789)              (411)
  Accumulated deficit............................................        (73,300)           (67,324)
  Treasury stock, 26,140 and 26,140 common shares at cost........           (485)              (485)
                                                                   ----------------------------------
     Total shareholders' equity..................................          4,688              3,533
                                                                   ----------------------------------
                                                                        $ 12,755           $ 14,388
                                                                   ==================================

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                  1996       1995
                                                                                              -------------------------
Cash flow from operating activities:
  Net loss..........................................................................           $(5,976)         $(4,473)
  Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization.....................................................             1,336              903
  (Gain) loss on disposal of property, facilities and equipment.....................               (45)            (150)
  Provision for inventory obsolescence and shrinkage................................                 0                0
  (Increase) decrease receivables...................................................               970              752
  Increase (decrease) inventories...................................................               (81)               7
  (Increase) decrease service parts and prepaids....................................              (159)              88
  Decrease accounts payable.........................................................              (214)            (548)
  Decrease  interest payable........................................................              (177)            (342)
  Increase (decrease) income tax payable............................................                 8               27
  Increase (decrease) unearned service revenue and customer deposits................               (53)             288
  Increase (decrease) other liabilities.............................................              (912)              55
                                                                                              -------------------------
Net cash used by operating activities...............................................            (5,303)          (3,393)
Cash flow from investing activities:
  Capital expenditures..............................................................            (1,413)            (572)
  Proceeds from sale of property, facilities and equipment..........................                58              256
  (Increase) decrease of non-current service parts and other assets.................               (18)             (18)
                                                                                              -------------------------
Net cash used by investing activities...............................................            (1,373)            (334)
Cash flow from financing activities:
  Proceeds from issuance of notes payable, related party............................             6,000            3,750
  Payments on notes payable, capital lease and long-term debt.......................               (19)               0
  Proceeds from issue of common stock...............................................                 9               13
  Capital contributions to subsidiary...............................................                 0              181
                                                                                              -------------------------
Net cash provided by financing activities...........................................             5,990            3,944
Effect of exchange rate changes on cash.............................................               (28)             (22)
                                                                                              -------------------------
Net increase in cash and cash equivalents...........................................              (714)             195
Cash and cash equivalents at the beginning of the year..............................             2,388            2,120
                                                                                              -------------------------
Cash and cash equivalents at the end of the period..................................           $ 1,674          $ 2,315
                                                                                              =========================

Supplemental disclosures of cash flow information;
Cash paid during the period for:
  Interest related party portion $414,000 and $559,000..............................           $   414          $   559
  Income taxes......................................................................                 0                0

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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1995 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying Condensed Consolidated Financial Statements. Operating results for the three and six month periods ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

(2)  Business Combination with Related Party

On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc., doing business as Centra 2000, Inc. (Centra). The consideration for the purchase was four shares of the Company's common stock for each share of Centra common stock outstanding. The 1,212,008 shares of the Company's common stock exchanged were not registered under Federal or State securities laws and are subject to restrictions on resale. Additional consideration for existing Centra shareholders consists of a cash bonus and stock in the Company in each of the next four years, which is contingent upon meeting a development schedule and market acceptance of the Centra 2000 product.

The Company's President and Chairman of the Board, Howard B. Hillman, controls, through various affiliates, the majority of the outstanding shares of capital stock of both the Company and Centra.

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

(3) Loss Per Share

Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At March 31, 1996 and 1995, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive. Share amounts have been retroactively adjusted for the one-for-ten reverse stock split effective January 30, 1996.

                        AUTO-TROL TECHNOLOGY CORPORATION
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Overview

Operating losses for the second quarter and the six months ended March 31, 1996 continued due to decreased revenue in mature product areas. New product revenue from the Product Data Management (PDM) and network configuration markets grew in the six months ended March 31, 1996 over the same period ended March 31, 1995, however, the Company continues to operate below break-even. The Company continues to believe that its products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

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

Business Combination with Related Party - On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc. doing business as Centra 2000, Inc. Financial results for the quarter and the six months ended March 31, 1995 reflect the combination of the Company's results of operations. Both the Company and Centra 2000, Inc. were under common control at the date of acquisition.

Three months ended March 31, 1996 compared to three months ended March 31, 1995 Revenues - For the quarter ended March 31, 1996, total sales and service revenue decreased $1.3 million, or 20%, from the quarter ended March 31, 1995. Total sales revenue for the second quarter of fiscal 1996 decreased $488,000, or 18%, from the quarter ended March 31, 1995. Hardware revenue for the second quarter of fiscal 1996 declined $253,000, or 21%, as compared to fiscal 1995. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Total software revenue declined $235,000, or 16%, as compared to the second quarter of fiscal 1995. The decline can be attributed to reduced sales of the Company's Series 5000 and related products based on that technology, as sales from the network configuration products increased. North America hardware sales revenue decreased $265,000, or 43%, while North America software sales revenue decreased $353,000, or 35% during the second quarter of fiscal 1996. European sales revenue decreased $49,000, or 5% from the second quarter of fiscal 1995. This decrease consisted of a favorable exchange rate variance of 1% and a 4% decrease in sales volume. The decrease in revenue was due in part to a decrease of $128,000 in hardware revenue, or 22% as compared to the second quarter of fiscal 1995. European software revenue increased $79,000, or 17%, as compared to the second quarter of fiscal 1995

Total service revenue for the quarter ended March 31, 1996, decreased $809,000, or 22%, from the previous year's quarter ended March 31, 1995. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $352,000, or 46%, while software maintenance revenue decreased $453,000, or 22% for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The Company experienced a decline in service revenue in all geographic locations. As the Company shifts from being a hardware and software solution

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)


provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. The Company's management expects this trend to continue into the future. The declines in software maintenance revenue can be attributed to a decline in older products maintenance revenue. Billable services and training revenue remained steady at $887,000 and $891,000, respectively, for the quarters ended March 31, 1996 and 1995. North American service revenue, which comprised 76% of the total worldwide service revenue, declined $671,000, or 23%, as compared to the second quarter of fiscal 1995. European service revenue declined $113,000, or 15%, as compared to fiscal 1994.

Cost of Sales and Service - The result of operations for the quarter ended March 31, 1996, continued to reflect lower sales volumes which did not off set the fixed costs of operations. Although the product mix continues the shift from hardware and hardware maintenance to software sales and service the gross profit margins declined. For the second quarter ended March 31, 1996, gross profit margins on total revenue of 55% decreased 3% from the prior year second quarter. Gross profit margins on sales revenue for the second quarter ending March 31, 1996, decreased slightly to 62% from 65% for the second quarter ended March 31, 1995. In the second quarter of fiscal 1996 gross profit margins on hardware declined, yielding a gross margin of 21%, as compared to a gross margin of 25% in the second quarter of fiscal 1995. This decline reflects the continued pressure on hardware pricing throughout the computer industry. In the second quarter of fiscal 1996 gross profit margins on software sales declined slightly to 93% as compared to a gross margin of 97% for the same period in fiscal 1995.

Gross profit for total service revenue in the second quarter of fiscal 1996 decreased $530,000, yielding a gross margin of 50%, as compared to a gross margin of 53% in fiscal 1995. Gross margins on billable services and training in the second quarter of fiscal 1996 decreased $67,000 yielding a gross margin of 31% as compared with 52% gross margin during the second quarter of fiscal 1995. The decline in training revenue corresponded with the decline in software sales, however the gross profit for training did not incrementally decrease as the majority of training expenses were fixed. Gross profit margins on hardware maintenance declined $137,000 yielding gross margins of 19% in the second quarter of fiscal 1996 as compared to gross margins of 28% in the second quarter of fiscal 1995. This decline reflects the Company's transition from directly providing hardware maintenance to relying on outside third parties for this service. Software maintenance gross margins at 64% in the second quarter of fiscal 1996 were only two percentage points less than in the second quarter of 1995 even though software maintenance sales reduced by 22% over the two periods.

Research and Product Development - Research and development expenses were approximately 48% of revenue for the quarter ended March 31, 1996, and 33% of revenues for the quarter ended March 31, 1995. The increase in research and development spending as a percentage of revenue in the second quarter of fiscal 1996 is due in part to an increase of $304,000, or 14%, in spending coupled with the overall 20% decrease in total revenue as compared to the second quarter of fiscal 1995. The increase in spending is a result of the Company continuing to invest in new product technology in the PDM, network configuration and manufacturer computer aided design markets. For the balance of fiscal 1996 the Company expects to increase its spending in research and development as it brings several enhanced products to the marketplace.

In addition, the second quarter of fiscal 1995 research and product development expenditures were restated to reflect the acquisition of Centra 2000, Inc., which occurred on June 30, 1995. Accordingly, research and product development expenses were increased by $216,000 for the second fiscal quarter of 1995.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


Marketing, General, and Administrative - In the second quarter ended March 31, 1996, marketing, and general and administrative expenses decreased $679,000, or 16%, from the second quarter ended March 31, 1995. European marketing and general and administrative spending declined $324,000 due to a favorable exchange rate variance of $209,000, a decrease in spending of $115,000, and reduced headcount in the second quarter of 1996. In the second quarter of fiscal 1996, North American marketing, and general and administrative expenses, decreased approximately $344,000, or 11%, as compared to the second quarter of fiscal 1996 due primarily to reduced personnel related expenses and occupancy costs.

Interest - In the quarter ended March 31, 1996, the Company's average debt level increased resulting in increased interest expense of 5% to $125,000 from $119,000 the quarter ended March 31, 1995. Interest income also decreased $18,000, or 56% as compared to the second quarter of fiscal 1995.

Six months ended March 31, 1996 compared to six months ended March 31, 1995 Revenues - For the six months ended March 31, 1996, total sales and service revenue decreased $3.9 million, or 28%, from the same period ended March 31, 1995. Total sales revenue for the first six months of fiscal 1996 decreased
$2.0 million, or 33%, from the six month period ended March 31, 1995. Hardware revenue for the first half of fiscal 1996 declined $1.0 million or 38%, as compared to the same period in fiscal 1995. Total software revenue declined $1.0 million, or 29%, as compared to the first six months of fiscal 1995. The decline can be attributed to reduced sales of some of the Companies mature products. North America hardware sales revenue decreased $716,000, or 48%, while North America software sales revenue decreased $752,000, or 33% during the first six months of fiscal 1996. European sales revenue decreased $649,000, or 28% from the same period in fiscal 1995. This decrease consisted of an unfavorable exchange rate variance of 2% and a 30% decrease in sales volume.
The decrease in revenue was due in part to a decrease of $454,000 in hardware revenue, or 39% as compared to the first six months of fiscal 1995. European software revenue decreased $194,000, or 17%, as compared to the same six month period of fiscal 1995.

Total service revenue for the six months ended March 31, 1996, decreased $1.9 million, or 24%, from the previous year's comparable period. Hardware maintenance revenue decreased $828,000, or 48%, while software maintenance revenue decreased $888,000, or 21% for the first six months of fiscal 1996 as compared to the same period of fiscal 1995. Billable services and training revenue decreased $148,000, or 7% for the six month period ended March 31, 1996 as compared to the prior year's six month period. North American service revenue, which comprised 75% of the total worldwide service revenue, declined $1.6 million, or 25%, as compared to the first six months of fiscal 1995. European service revenue declined $248,000, or 15%, as compared prior year's six month period ended March 31, 1995.

Cost of Sales and Service - For the six months ended March 31, 1996, gross profit margins on total revenue of 56% decreased two percentage points from the comparable period in the prior year. Gross profit margins on sales revenue for the six months ending March 31, 1996, increased slightly to 64% from 62% for the six months ended March 31, 1995. In the first half of fiscal 1996 gross profit margins on hardware declined, yielding a gross margin of 24%, as compared to a gross margin of 27% in the comparable first six months of fiscal 1995. In the first six months of fiscal 1996 gross profit margins on software sales increased to 90% as compared to a gross margin of 87% for the same period in fiscal 1995.

Gross profit margins for total service revenue in the first six months of fiscal 1996 decreased $1.3 million, yielding a gross margin of 51%, as compared to a gross margin of 55% in the first six months of fiscal 1995. Gross margins on billable services including training in the first half of fiscal 1996 were 38% compared to 52% in the first half of fiscal 1995 due to higher fixed costs not being offset by a commensurate increase in revenue.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


Gross profit margins on hardware maintenance declined $369,000 yielding gross margins of 23% in the first six months of fiscal 1996 as compared to gross margins of 34% in the first six months of fiscal 1995. The Company is increasing its reliance on third party vendors for hardware maintenance and as a result the margins are decreasing. Software maintenance gross margins at 65% in the first half of fiscal 1996 were only one percentage point less than in the first half of fiscal 1995 even though software maintenance sales reduced by 21% over the two periods. The Company maintenance related costs were reduced accordingly.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 45% of revenue for the six months ended March 31, 1996, and 30% of revenues for the six months ended March 31, 1995. The increase in research and development spending as a percentage of revenue in the second quarter of fiscal 1996 is due in part to an increase of $388,000, or 9%, in spending coupled with the overall 28% decrease in total revenue as compared to the first half of fiscal 1995.

In addition, the first six months of fiscal 1995 research and product development expenditures were restated to reflect the acquisition of Centra 2000, Inc., which occurred on June 30, 1995. Accordingly, research and product development expenses were increased by $388,000 for the first six months of fiscal 1995.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the six months ended March 31, 1996, marketing, and general and administrative expenses decreased $1.3 million, or 16%, from the six months ended March 31, 1995. European marketing, and general and administrative spending declined, $392,000, or 20% due to an unfavorable exchange rate variance of $38,000, and a decrease in spending of $430,000 primarily due to reduced headcount in the first half of fiscal 1996. In the first six months of fiscal 1996, North American marketing, and general and administrative expenses, decreased approximately $932,000, or 15%, as compared to the first six months of fiscal 1996 due primarily to reduced marketing and selling expenses, lower personnel related expenses and occupancy costs.

INTEREST - In the six months ended March 31, 1996, interest expense decreased 9% to $325,000 from $359,000 the six months ended March 31, 1995. Interest income also decreased $8,000, or 9% as compared to the same period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At March 31, 1996, the Company had approximately $1.7 million in cash and cash equivalents, which was 29% lower than cash balances at December 31, 1995. The Company's net working capital was approximately $.9 million at March 31, 1996, as compared to $.7 million at December 31, 1995. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during the second quarter of fiscal 1996, the Company has borrowed an additional $3,000,000, totaling $6,000,000 for the six months ended March 31, 1996, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principal shareholder. In March 1996, the Company converted $7,500,000 of the outstanding related-party debt into common stock. On May 2, 1989, the Company announced a program to repurchase the Company's stock in the open market. The maximum cost of the shares to be purchased was limited to $2 million. To date, 261,400 shares have been purchased at a cost of $485,000.

During fiscal 1994, the Company received a permanent waiver of financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent waiver of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreement, and current ratio requirements.

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

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $3,000 of favorable exchange rate variance and a $493,000 decrease in revenue volume resulted in a $490,000 decrease in non-U.S. revenue between the quarters ended March 31, 1996 and 1995. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's International operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or options contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. As of March 31, 1996, and 1995, the Company had realized a loss of approximately $16,000 and $3,000 respectively, through payments it had received from its subsidiaries.

                          PART II.  OTHER INFORMATION

ITEM 6(b) REPORTS ON FORM 8-K:

On March 22, 1996 the Company converted $7.5 million of related party debt to equity. A total of 2,142,857 shares of common stock was issued. A consolidating proforma balance sheet reflecting this debit conversion was provided.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                        AUTO-TROL TECHNOLOGY CORPORATION
                                                   (Registrant)

Date:  May 10, 1996                           /s/ HOWARD B. HILLMAN
                                        ---------------------------------
                                                  Howard B. Hillman,
                                                      President

Date:  May 10, 1996                           /s/ David C. O'Brien
                                        ---------------------------------
                                                  David C. O'Brien
                                              Vice President, Finance