Form 10-Q
period 1996-06-30
AUTO TROL TECHNOLOGY CORP
filed 1996-08-13
CIK 278048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
     [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For the period ended June 30, 1996
                                      or

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

Number of shares outstanding as of August 9, 1996:  6,079,262

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996
                    ---------------------------------------


                                                                                                           Page
                                                                                                          Number
Part I.  Financial Information

 Item 1.  Financial Statements

         Consolidated Statements of Operations (unaudited) nine months ended June 30, 1996 and 1995             1

         Consolidated Balance Sheets (unaudited) June 30, 1996 and September 30, 1995                         2-3

         Consolidated Statements of Cash Flow (unaudited) June 30, 1996 and 1995                                4

         Notes to Consolidated Statements                                                                       5

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              6-10

Part II.  Other Information, Item 6 Exhibits, Reports on Form 8-K                                              11

           Signatures                                                                                          12

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                                 1996       1995               1996        1995
                                                             -----------------------------------------------------------
Revenues:
   Sales...............................................        $ 3,381       $ 2,228              $ 7,637        $ 8,535
   Service.............................................          3,056         3,584                9,091         11,484
                                                             -----------------------------------------------------------
                                                                 6,437         5,812               16,728         20,019
Costs and expenses:
   Cost of sales.......................................          1,416           965                2,930          3,390
   Cost of service.....................................          1,577         1,584                4,557          5,124
   Research and product development....................          2,249         2,257                6,844          6,464
   Marketing, general and administrative...............          3,561         3,985               10,520         12,276
                                                             -----------------------------------------------------------
                                                                 8,803         8,791               24,851         27,254

Loss from operations...................................         (2,366)       (2,979)              (8,123)        (7,235)

   Interest income.....................................             31            82                  180            176
   Interest expense....................................            197           166                  585            525
                                                             -----------------------------------------------------------

Loss before income taxes...............................         (2,532)       (3,063)              (8,529)        (7,584)

Income tax (benefit)...................................            (20)           (3)                 (40)            52
                                                             -----------------------------------------------------------

Net loss before........................................        $(2,512)      $(3,060)             $(8,489)       $(7,636)
                                                             ===========================================================

Loss per share.........................................          $(.42)        $(.95)              $(1.81)        $(2.83)

Weighted average number of shares outstanding                    6,053         3,221                4,700          2,694

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                         JUNE 30,         SEPTEMBER 30,
                                                                                           1996                1995
                                                                                       (UNAUDITED)
                                                                                    ----------------------------------
                                              ASSETS
Current Assets:
  Cash and cash equivalents......................................................           $  2,557          $  2,388
  Receivables net of allowance of $129,000 and $132,000..........................              3,925             4,325
  Inventories....................................................................                225               196
  Service parts and prepaid expenses.............................................                448               330
                                                                                    ----------------------------------
     Total current assets........................................................           $  7,154          $  7,239
                                                                                    ----------------------------------

Property, facilities and equipment:
  Land...........................................................................                356               355
  Building and improvements......................................................              8,205             8,098
  Machinery and equipment........................................................              9,024             8,574
  Furniture, fixtures and leasehold improvements.................................                902               898
                                                                                     ---------------------------------
                                                                                              18,486            17,925
  Less accumulated depreciation and amortization.................................            (11,729)          (11,421)
                                                                                     ----------------------------------
                                                                                               6,758             6,504

Purchased software, net of accumulated amortization of $1,056,000 and
  $991,000.......................................................................                523               548
Other assets.....................................................................                 84                97
                                                                                     ---------------------------------
     Total assets................................................................           $ 14,519          $ 14,388
                                                                                     =================================

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                               JUNE 30,        SEPTEMBER 30,
                                                                                                 1996              1995
                                                                                              (UNAUDITED)
                                                                                       ------------------------------------

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                                            $    240           $    240
  Current portion of capital lease obligations                                                       99                254
  Accounts payable                                                                                  984              1,309
  Interest payable, related-party portion $360,000 and $370,000                                     417                407
  Unearned service revenue and customer deposits                                                  1,565              1,188
  Accrued compensation and related taxes                                                            537                554
  Other liabilities                                                                               1,155              1,910
                                                                                       ------------------------------------
      Total current liabilities                                                                $  4,997           $  5,862

Capital lease obligations                                                                            92                173
Long-term debt, related-party portion $5,400,000 and $2,900,000                                   7,320              4,820
                                                                                       ------------------------------------
      Total liabilities                                                                        $  7,412           $ 10,855
                                                                                       ------------------------------------

Shareholders' equity:
  Common stock, $.02 par value authorized 40,000,000 shares; issued
      (including treasury shares) 6,079,262 and 3,220,567 shares                                    122                 64
  Additional paid-in capital                                                                     79,140             71,689
  Cumulative currency translation adjustments                                                      (854)              (411)
  Accumulated deficit                                                                           (75,813)           (67,324)
  Treasury stock, 26,140 and 26,140 common shares at cost                                          (485)              (485)
                                                                                       ------------------------------------
  Total shareholders' equity                                                                      2,110              3,533
                                                                                       ------------------------------------
                                                                                               $ 14,519           $ 14,388
                                                                                       ====================================

                 See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                          1996       1995
                                                                                       ---------------------
Cash flow from operating activities:
     Net loss....................................................................         $(8,489)   $(7,636)
     Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization...............................................           1,333      1,247
     (Gain) loss on disposal of property, facilities and equipment...............             232       (110)
     Provision for inventory obsolescence and shrinkage..........................               0          0
     (Increase) decrease receivables.............................................             135      1,826
     Increase (decrease) inventories.............................................             (42)        40
     (Increase) decrease service parts and prepaids..............................             (82)       138
     Decrease accounts payable...................................................            (383)      (716)
     Decrease  interest payable..................................................              10       (234)
     Increase (decrease) income tax payable......................................             (84)       (70)
     Increase (decrease) unearned service revenue and customer deposits..........             377        121
     Increase (decrease) other liabilities.......................................            (778)      (186)
                                                                                        ---------------------
Net cash used by operating activities............................................          (7,771)    (5,580)
Cash flow from investing activities:
     Capital expenditures........................................................          (1,868)      (645)
     Proceeds from sale of property, facilities and equipment....................              66        285
     (Increase) decrease of non-current service parts and other assets...........              13        (23)
                                                                                        ---------------------
Net cash used by investing activities............................................          (1,789)      (383)
Cash flow from financing activities:
     Proceeds from issuance of notes payable, related party......................          10,000      5,750
     Write-down on related party debt debt.......................................               0         (8)
     Payments to acquire related party...........................................               0         (5)
     Payments on notes payable, capital lease and long-term debt.................            (236)         0
     Proceeds from issue of common stock.........................................               9         13
     Capital contributions to subsidiary.........................................               0        289
                                                                                        ---------------------
Net cash  provided  by financing activities......................................           9,773      6,039
Effect of exchange rate changes on cash..........................................             (44)       (47)
                                                                                        ---------------------
Net increase in cash and cash equivalents........................................             169         29
Cash and cash equivalents at the beginning of the year...........................           2,388      2,120
                                                                                        ---------------------
Cash and cash equivalents at the end of the period...............................        $  2,557   $  2,149
                                                                                        =====================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest, related party portion $457,000 and $579,000.......................         $    457   $   579
     Income taxes................................................................                0         0

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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1995 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

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

(3) LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At June 30, 1996 and 1995, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive. Share amounts have been retroactively adjusted for the one-for-ten reverse stock split effective January 30, 1996.

                       AUTO-TROL TECHNOLOGY CORPORATION
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

OVERVIEW

Operating losses for the third quarter and the nine months ended June 30, 1996 continued due to decreased revenue in mature product areas. New product revenue from the Product Data Management (PDM) and network configuration markets grew in the nine months ended June 30, 1996 over the same period ended June 30, 1995, however, the Company continues to operate below break-even.

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

BUSINESS COMBINATION WITH RELATED PARTY - On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc. doing business as Centra 2000, Inc. Financial results for the quarter and the nine months ended June 30, 1995 reflect the combination of the Company's results of operations. Both the Company and Centra 2000, Inc. were under common control at the date of acquisition.

Three months ended June 30, 1996 compared to three months ended June 30, 1995
- -----------------------------------------------------------------------------
REVENUES - For the quarter ended June 30, 1996, total sales and service revenue increased $625,000, or 11%, from the quarter ended June 30, 1995. Total sales revenue for the third quarter of fiscal 1996 increased $1.2 million, or 52%, from the quarter ended June 30, 1995. Hardware revenue for the third quarter of fiscal 1996 increased $276,000, or 23%, as compared to the third quarter of fiscal 1995. Hardware sales increased as the Company sold hardware primarily as part of a total systems solution. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. Total software revenue increased $877,000, or 88%, as compared to the third quarter of fiscal 1995. The increase can be attributed to increased sales of the Company's product data management product, network configuration products, Series 5000 and related products based on that technology. North America hardware sales revenue decreased $297,000, or 30%, while North America software sales revenue increased $1.1 million during the third quarter of fiscal 1996. European hardware sales revenue increased $562,000, or 234% as software revenue decreased $250,000, or 43% from the third quarter of fiscal 1995. This net increase consisted of an unfavorable exchange rate variance of 57% and a 157% increase in sales volume.

Total service revenue for the quarter ended June 30, 1996, decreased $528,000, or 15%, from the previous year's quarter ended June 30, 1995. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $312,000, or 46%, while software maintenance revenue decreased $275,000, or 14% for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. The Company experienced a decline in service revenue in both North America and Europe. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. The Company's management expects this trend to continue into the future. The declines in software maintenance revenue can be attributed to a decline in older products maintenance revenue. Billable services and training revenue increased slightly to $987,000 from $928,000, respectively, for the quarters ended June 30, 1996 and 1995. North American service revenue,

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


which comprised 78% of the total worldwide service revenue, declined $390,000, or 14%, as compared to the third quarter of fiscal 1995. European service revenue declined $170,000, or 22%, as compared to the third quarter of fiscal 1995.

COST OF SALES AND SERVICE - The gross margin on total revenue for the third quarter ended June 30, 1996 was 54%, a decrease of 2 percentage points from the prior year third quarter. Gross margin on sales revenue for the third quarter ending June 30, 1996, increased slightly to 58% from 57% for the third quarter ended June 30, 1995 due to a mix shift from hardware to software. In the third quarter of fiscal 1996 gross profit margins on hardware declined, yielding a gross margin of 20%, as compared to a gross margin of 29% in the third quarter of fiscal 1995. This decline reflects the continued pressure on hardware pricing throughout the computer industry. In the third quarter of fiscal 1996 the gross margin on software sales decreased to 89% as compared to a gross margin of 91% for the same period in fiscal 1995.

The gross profit margin for total service revenue in the third quarter of fiscal 1996 decreased $522,000, yielding a gross margin of 48%, as compared to a gross margin of 56% in fiscal 1995. Gross profit margins on billable services and training in the third quarter of fiscal 1996 decreased $158,000 yielding a gross margin of 32% as compared with 51% gross margin during the third quarter of fiscal 1995. The decline in training and billable services revenue was the result of the timing of software sales occurring late in the third quarter and the corresponding training and billable services were deferred. Gross profit margins on hardware maintenance declined $130,000 yielding a gross margin of 12% in the third quarter of fiscal 1996 as compared to a gross margin of 25% in the third quarter of fiscal 1995. This decline reflects the Company's continuing transition from directly providing hardware maintenance to relying on outside third parties for this service. The software maintenance gross margin of 66% in the third quarter of fiscal 1996 was only three percentage points less than in the third quarter of 1995 even though software maintenance sales reduced by 14% over the two periods.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 35% of revenue for the quarter ended June 30, 1996, and 39% of revenues for the quarter ended June 30, 1995. Total research and development expenses were almost equal for the third quarter ended June 30, 1996 and 1995 at $2.2 million. The Company is continuing to invest in new product technology in the PDM, network configuration and manufacturer computer aided design markets. For the balance of fiscal 1996 the Company expects to slightly increase its spending in research and development as it brings several enhanced products to the marketplace.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the third quarter ended June 30, 1996, marketing, and general and administrative expenses decreased $425,000, or 11%, from the third quarter ended June 30, 1995. In the third quarter of fiscal 1996, North American marketing, and general and administrative expenses, decreased approximately $52,000, or 2%, as compared to the third quarter of fiscal 1996 due primarily to reduced occupancy costs. European marketing and general and administrative spending declined $378,000 due to a favorable exchange rate variance of $41,000, and a decrease in spending of $337,000, caused by reduced headcount and occupancy costs.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)



INTEREST - In the quarter ended June 30, 1996, the Company's average debt level increased resulting in increased interest expense of 19% to $197,000 from $166,000 the quarter ended June 30, 1995. Interest income also decreased $51,000, or 62% as compared to the third quarter of fiscal 1995.

Nine months ended June 30, 1996 compared to nine months ended June 30, 1995
- ---------------------------------------------------------------------------
REVENUES - For the nine months ended June 30, 1996, total sales and service revenue decreased $3.3 million, or 16%, from the same period ended June 30, 1995. Total sales revenue for the first nine months of fiscal 1996 decreased $898,000, or 11%, from the nine month period ended June 30, 1995. Hardware revenue for the first nine months of fiscal 1996 declined $732,000 or 19%, as compared to the same period in fiscal 1995. Total software revenue declined $166,000, or 4%, as compared to the first nine months of fiscal 1995. The decline can be attributed to reduced sales of some of the Company's mature products, however, there was revenue growth in the PDM and network configuration markets, as compared to the same period in fiscal 1995. North America hardware sales revenue decreased $1.0 million, or 41%, while North America software sales revenue increased $309,000, or 12% during the first nine months of fiscal 1996. European sales revenue decreased $337,000, or 11% from the same period in fiscal 1995. This decrease consisted of an unfavorable exchange rate variance of 5% and a 95% decrease in sales volume. European hardware revenue increased $107,000 or 8% as compared to the same nine month period of fiscal 1995. European software revenue decreased $445,000, or 26%, as compared to the same nine month period of fiscal 1995.

Total service revenue for the nine months ended June 30, 1996, decreased $2.4 million, or 21%, from the previous year's comparable period. Hardware maintenance revenue decreased $1.1 million, or 48%, while software maintenance revenue decreased $1.2 million, or 19% for the first nine months of fiscal 1996 as compared to the same period of fiscal 1995. Billable services and training revenue decreased $89,000, or 3% for the nine month period ended June 30, 1996, as compared to the prior year's nine month period. North American service revenue, which comprised 76% of the total worldwide service revenue, declined $1.9 million, or 22%, as compared to the first nine months of fiscal 1995. European service revenue declined $418,000, or 18%, as compared to the prior year's nine month period ended June 30, 1995.

COST OF SALES AND SERVICE - For the nine months ended June 30, 1996, the gross margin on total revenue was 55%, a decrease of two percentage points from the comparable period in the prior year. The gross margin on sales revenue for the nine months ending June 30, 1996, increased slightly to 62% from 61% for the nine months ended June 30, 1995 due to a mix shift from hardware to software. For the first nine months of fiscal 1996 gross profit margins on hardware declined $375,000, yielding a gross margin of 22%, as compared to a gross margin of 27% in the comparable first nine months of fiscal 1995. Increased hardware costs reflect continued pricing pressure throughout the computer industry combined with lower volume pricing for the Company. In the first nine months of fiscal 1996 the gross margin on software sales increased slightly to 90% as compared to a gross margin of 89% for the same period in fiscal 1995.

The gross profit margin for total service revenue in the first nine months of fiscal 1996 decreased $1.8 million, yielding a gross margin of 50%, as compared to a gross margin of 55% in the first nine months of fiscal 1995. As the gross margin on billable services and training during the first nine months of fiscal 1996 was 36% compared to 52% in the first nine months of fiscal 1995 due to higher fixed costs not being offset by a commensurate increase in revenue.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


Gross profit margins on hardware maintenance declined $499,000 yielding a gross margin of 20% in the first nine months of fiscal 1996 as compared to a gross margin of 31% in the first nine months of fiscal 1995. The Company is increasing its reliance on third party vendors for hardware maintenance and, as a result, the gross margin is decreasing. The software maintenance gross margin of 65% during the first nine months of fiscal 1996 was only two percentage points less than in the first nine months of fiscal 1995 even though software maintenance sales reduced by 22% over the two periods. The Company maintenance related costs were reduced accordingly.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 41% of revenue for the nine months ended June 30, 1996, and 32% of revenues for the nine months ended June 30, 1995. The increase in research and development spending, as a percentage of revenue in the first nine months of fiscal 1996, is due in part to an increase of $380,000, or 6%, in spending, coupled with the overall 16% decrease in total revenue as compared to the first nine months of fiscal 1995.

In addition, the first nine months of fiscal 1995 research and product development expenditures were restated to reflect the acquisition of Centra 2000, Inc., which occurred on June 30, 1995. Accordingly, research and product development expenses were increased by $367,000 for the first nine months of fiscal 1995.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the nine months ended June 30, 1996, marketing, and general and administrative expenses decreased $1.8 million, or 14%, from the nine months ended June 30, 1995. In North America, for the nine months ended June 30, 1996, marketing, and general and administrative expenses decreased approximately $985,000, or 11%, as compared to the first nine months of fiscal 1995 due primarily to reduced marketing and selling expenses, lower personnel related expenses and occupancy costs. European marketing, and general and administrative spending declined $770,000, or 25% due to a favorable exchange rate variance of $34,000 and a decrease in spending of $736,000 primarily due to reduced headcount and occupancy costs in the first nine months of fiscal 1996.

INTEREST - In the nine months ended June 30, 1996, interest expense increased 11% to $585,000 from $525,000 for the nine months ended June 30, 1995 as the Companys debt level increased. Interest income also increased slightly by $4,000, or 2% as compared to the same period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At June 30, 1996, the Company had approximately $2.6 million in cash and cash equivalents, which was 19% higher than cash balances at June 30, 1995. The Company's net working capital was approximately $2.1 million at June 30, 1996, as compared to $1.1 million at June 30, 1995. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during the third quarter of fiscal 1996, the Company has borrowed an additional $4,000,000, totaling $10,000,000 for the nine months ended June 30, 1996, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principal shareholder. In March 1996, the Company converted $7,500,000 of the outstanding related-party debt into common stock.
On May 2, 1989, the Company announced a program to repurchase the Company's stock in the open market. The maximum cost of the shares to be purchased was limited to $2 million. To date, 261,400 shares have been purchased at a cost of $485,000.

During fiscal 1994, the Company received a permanent waiver of financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent waiver of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1996. If the Company is not able to achieve financial independence and profitability through improved results in the near future, it will continue to be dependent on its majority shareholder for additional funding to continue as a going concern.

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $68,000 of unfavorable exchange rate variance and a $290,000 decrease in revenue volume resulted in a $358,000 decrease in non-U.S. revenue between the quarters ended June 30, 1996 and 1995. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to international operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or options contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. As of June 30, 1996, and 1995, the Company had realized a loss of approximately $22,000 and $4,000 respectively, through payments it had received from its subsidiaries.

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


                                          AUTO-TROL TECHNOLOGY CORPORATION
                                                    (Registrant)

Date: August 9,1996                                /s/HOWARD B. HILLMAN
                                           ----------------------------------
                                                      Howard B. Hillman,
                                                        President

Date:  August 9, 1996                              /s/David C. O'Brien
                                           ----------------------------------
                                                      David C. O'Brien
                                                 Vice President, Finance