Form 10-K
period 1996-09-30
AUTO TROL TECHNOLOGY CORP
filed 1996-12-20
CIK 278048

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K
                                  (Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1996

                                      OR
   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                          COMMISSION FILE NO. 0-9247

                       AUTO-TROL TECHNOLOGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               COLORADO                                      84-0515221
         (STATE OF INCORPORATION)                          (IRS EMPLOYER
                                                       IDENTIFICATION NUMBER)

                           ------------------------

              12500 NORTH WASHINGTON, DENVER, COLORADO  80241-2400
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           ------------------------

                            AREA CODE (303) 452-4919
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                           ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.02 PAR VALUE
                               (TITLE OF CLASS)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 10, 1996, was $23,197,335 based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on December 10, 1996, was 7,732,445.

    Document Incorporated by Reference: Proxy Statement and Notice of Annual Meeting of Shareholders to be held on January 28, 1997: Part III - Items 10, 11, 12, and 13.

================================================================================

                        AUTO-TROL TECHNOLOGY CORPORATION

                              REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS


PART I                                                        Page
                                                              ----
Item  1.     Business.......................................    1
Item  2.     Properties.....................................    4
Item  3.     Legal Proceedings..............................    5
Item  4.     Submission of Matters to a Vote of Security
             Holders........................................    5

PART II
Item  5.     Market for the Registrant's Common Equity
              and Related Shareholder Matters................   6
Item  6.     Selected Financial Data.........................   6
Item  7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations..   7
Item  8.     Financial Statements and Supplementary Data.....  12
Item  9.     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure.....................................  24

PART III
Item  10.    Directors and Executive Officers of the
              Registrant..................................... 24
Item  11.    Executive Compensation.......................... 24
Item  12.    Security Ownership of Certain Beneficial
              Owners and Management.......................... 24
Item  13.    Certain Relationships and Related
              Transactions................................... 24

PART IV
Item  14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K............................ 25
Signatures..................................................  29

                               ITEM 1.  BUSINESS
GENERAL

Auto-trol Technology Corporation and its wholly-owned subsidiaries (referred to hereafter as "Auto-trol" or the "Company") develop, integrate, market, sell, and support its products and the products of certain third-party vendors for end user markets involved in: product data management, physical network management, mapping, technical illustration, and engineering. Historically, the Company sold proprietary hardware products and Manufacturing Computer Aided Design
(MCAD) Software. Both the competitive pressures and market maturity in the MCAD marketplace and reduced margins on hardware products have caused the Company to sell less MCAD software and hardware to its customers than in past years. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Auto-trol believes that by offering customers a broad spectrum of applications and options from analysis through implementation and ongoing support, the Company is able to develop long-term relationships with its customers and expand into new markets. The Company's business is not seasonal in nature nor is the Company dependent on any single individual customer. On June 30, 1995, AT Development, Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc. doing business as Centra 2000, Inc. During September 1996, the Company announced that it had ceased development work on its Mozaic suite of applications.

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

SERIES 7000(TM)
The Series 7000 system is a suite of graphics products used to design and document mechanical parts and assemblies. Manufacturing companies are traditionally the largest users of the Series 7000 system. Applications such as three-dimensional (3D) part design, the creation of numerical control machining programs, and the engineering analysis of mechanical parts and assemblies are examples of how Auto-trol customers use the series 7000 system.

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

Approximately 26%, 23% and 25% of total revenue was comprised of software sales for the years ended September 30, 1996, 1995 and 1994 respectively.

HARDWARE

Auto-trol helps its customers configure hardware to be integrated with Auto-trol proprietary and third-party software. The Company integrates hardware from suppliers including hewlett packard company (HP) and Sun Microsystems, inc.
(Sun). For further information see subheading "Sources of Supply" under Item 1. The company, in fiscal year 1994, had limited development of hardware products to ancillary products that complement third-party vendor hardware.
Approximately 17%, 19% and 21% of total revenue was comprised of hardware sales for the years ended September 30, 1996, 1995 and 1994 respectively.

CUSTOMER SUPPORT

CONSULTING SERVICES
Auto-trol offers consulting services that include software and hardware needs assessments, system configuration and implementation of its products, third party product integration and system customization. Additionally, Auto-trol can develop custom software or modify its existing software products to solve specific customer needs. These services are sold in conjunction with product sales and have standard rates. Occasionally, Auto-trol will develop custom software or modify existing software products. Approximately 10%, 8%, and 9% of total revenue was comprised of consulting service revenue for the years ended September 30, 1996, 1995 and 1994, respectively.

EDUCATIONAL SERVICES
Auto-trol provides comprehensive product training programs for all of the Company's applications. Additionally, Auto-trol provides certified HP and Sun training and offers a wide range of courses both domestically and internationally. Approximately 8%, 7%, and 5% of total revenue was comprised of educational service revenue for the years ended September 30, 1996, 1995 and 1994, respectively.

NATIONAL TECHNICAL SUPPORT
Auto-trol believes that the quality of customer support is an important factor in helping the customer to attain and maintain productivity levels and its related return on investment in Auto-trol products. Post-sale customer support services are provided on a time and materials basis or under warranties and service contracts. Approximately 15% of Auto-trol's employees are engaged in post-sales support functions. A technical staff offers software support services for most problems. Field and applications engineers provide customer support for repair service and preventative maintenance for hardware, and in some cases, support for software applications. Approximately 39%, 43% and 41% of total revenue was comprised of customer support revenue for the years ended September 30, 1996, 1995 and 1994, respectively.

RESEARCH AND PRODUCT DEVELOPMENT
Approximately 36% of Auto-trol's employees are engaged in research and product development activities. The Company has and will continue significant investment in product development and enhancement due to rapidly changing technology, competitive pressures, and customer demands. During September 1996, the Company announced that it had ceased development work on its Mozaic suite of applications. The decision was prompted by competitive pressures and to focus the Company's development and marketing efforts on its other products. The expenditures from 1994 through 1996 were as follows:


                                               YEAR ENDED SEPTEMBER 30,
                                           --------------------------------
                                            1996         1995         1994
                                           ------       ------       ------
                                                    (in thousands)
Mozaic research and product development
 expense................................   $3,274       $3,762       $2,984
Mozaic percent of total revenues........     15%          15%           9%
Research and product development expense   $9,176       $8,834       $7,908
Percent of total revenues...............     43%          35%          23%


MARKETING
Auto-trol's customers are chiefly from the petroleum, pharmaceutical, chemical, manufacturing, engineering, and public utility industries. Governmental customers include federal, state and municipal agencies. The Company markets and sells its products and services directly to end users in the United States from its eleven Domestic sales offices. The Company markets its products in Europe through wholly owned subsidiaries with offices located in Germany, Sweden, and the United Kingdom. Additionally, the Company markets its products in Canada through Auto-trol Technology (Canada) Ltd., a wholly owned subsidiary, and in Australia through a Company sales office. Export sales to South America and the Pacific Rim countries are handled by independent distributors. The Company ships product to its distributors after the sale has been negotiated with the end customer. The Company does not grant rights to the distributor to return products for other merchandise, credit, or refund.

The following table states the revenue comprised of foreign sales for the last three fiscal years. For additional financial information about foreign or domestic operations and export sales, see Note 8 of "Notes to the Consolidated Financial Statements."


                                               YEAR ENDED SEPTEMBER 30,
                                           --------------------------------
                                            1996         1995         1994
                                           ------       ------       ------
                                                    (in thousands)
Foreign total revenues..................  $11,034      $14,287      $16,245
Percent of total revenues...............     53%          56%          46%

Customers may purchase hardware and software systems with related services, or they may purchase software and services independently. The Company maintains standard pricing structures for hardware and software products. Pricing of customer service contracts is determined based on customer needs. As is customary in the industry, the Company licenses its software and sublicenses third-party software to protect the ownership of such software. The Company's Software License Agreement provides for a transfer of the product, but limits disclosure of the software to third parties. Auto-trol offers a 90 day warranty on its software products. Auto-trol will administer and recognize vendor warranties of third-party software products. Payment terms are generally net 30 upon receipt of invoice.

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

The Company's backlog at the end of a quarter only represents a portion of future sales and should not be used solely to predict future results. Orders in backlog may be canceled but are subject to a cancellation fee. The Company's recorded backlog was approximately $1.7 million as of September 30, 1996, compared to $1.2 million as of September 30, 1995.

COMPETITION
Within the Product Data Management market, the Company's primary competitors are Sherpa Corporation, Documentum, Structural Dynamic Research Company (SDRC) and Adra. Intergraph Inc. is a competitor in the process industry and technical illustration market. Cambio Networks, Inc. and Accugraph Corporation are the primary competitors in the physical electronic network market. The Company believes that its products in the design, drafting, and product and network management markets, uniquely leverage the Company's core competencies in the engineering graphics and documentation areas to provide a total solution to the customer.

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

The agreement in place with HP is dated July, 1994. This agreement renews annually and is currently effective through September 1997. Pursuant to that agreement, HP provides certain hardware equipment at various discounts. This equipment must be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope.

The agreement in place with Sun is dated April 30, 1993. This agreement renews annually and is currently effective until September 1997. Pursuant to that agreement, Sun provides certain hardware equipment to Auto-trol at discounts based upon volume with special discounts for certain equipment. This equipment is to be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope, and provides for marketing cooperation.

Auto-trol also buys other components and devices such as magnetic disk and tape drives, keyboards and printers from single sources. Alternate sources for these items are generally available and loss of a particular supplier would not have a material effect on the Company's operations.

PATENTS AND LICENSES
The Company holds five patents, issued in the United States, and one patent in each of Canada, Australia and Taiwan for license management methods. Generally, the Company seeks to protect aspects of its systems through trade secret protection. The Company's standard Software License Agreement prohibits the customer from disclosing any confidential or proprietary information. Included in the Company's purchase of vendor equipment is the right to resell and sublicense systems software licenses under Auto-trol's standard Software License Agreement.

The Company is also licensed to use and sublicense a limited number of graphics and applications programs developed by others. The Company does not believe that the manufacture and sales of its products require additional licenses from others. If such licenses were required, the Company believes that it would not have a materially adverse financial impact on operations.

EMPLOYEES
The Company has no collective bargaining agreements and there have been no work stoppages due to labor difficulties. The Company believes that relations with its employees are good. As of September 30, 1996, Auto-trol had 325 employees which includes 117 in research and development, 48 in customer support, 59 in administrative support, 84 in sales and support, and 17 in marketing.

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

The Company also leases approximately 27,000 square feet of office space throughout the United States, approximately 25,000 square feet in Canada, and approximately 21,000 square feet in Europe.

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

                                    PART II

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              SHAREHOLDER MATTERS

The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol ATTC. The following table sets forth the range of high and low closing sale prices in the NASDAQ National Market System and the National SmallCap Market System for the common stock for the fiscal quarters indicated, as reported by NASDAQ. (Restated to reflect the one-for-ten reverse stock split effective January 30,1996.)

                                  FISCAL               FISCAL
                                   1996                 1995
       --------------------------------------------------------------
                              HIGH       LOW        HIGH       LOW
                           ---------  ---------  ---------  ---------
       First Quarter.....  $11-/2/3/   $5        $15         $7-/1/2/
       Second Quarter....    6-/7/8/    3-/1/2/   15          7-/1/2/
       Third Quarter.....    8          1         12-/1/2/    6-/1/4/
       Fourth Quarter....    6-/1/4/    3         12-/1/2/    6-/1/4/


As of December 10, 1996, there were 7,732,445 holders of record of the Company's common stock. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.

                        ITEM 6.  SELECTED FINANCIAL DATA

                                               AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                        ------------------------------------------------------
                                            1996       1995      1994/1/     1993       1992
                                          ---------  ---------  ---------  ---------  ---------

                                                 (in thousands, except per share data)
SUMMARY OF OPERATIONS:
Revenues................................  $ 21,231   $ 25,591    $35,046   $ 38,335    $58,900
Net loss................................   (11,787)   (10,777)    (6,723)   (10,544)    (9,129)
Loss per share /2/......................     (2.32)     (3.53)     (3.51)    (10.48)    (13.64)

Weighted average number of common shares
     outstanding /2/....................     5,086      3,052      1,916      1,006        670

BALANCE SHEET DATA, END OF YEAR:
Working capital (deficit)...............  $    268   $  1,377    $ 1,712   $  1,893    $  (597)
Total assets............................    12,850     14,388     16,079     18,826     24,433
Current portion of long term-debt and
 capital lease obligations..............       368        494        240        869      7,197

Long-term debt and capital lease             3,588      4,993      8,148      7,488      2,640
 obligations............................
Shareholders' equity....................     3,685      3,533      1,410      3,245      7,770

/1/ Restated to reflect the acquisition of a 100% interest in Metaware, Inc.
      on June 30, 1995. See Note 9 to the Consolidated Financial Statements. /2/ Restated to reflect the one-for-ten reverse stock split effective January
      30, 1996.

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

OVERVIEW
During 1996, the Company continued to shift its sales efforts from hardware sales to internally developed software and system integration services. Sales of products based on the Company's Series 5000 and Series 7000 platforms continued to decline as cheaper alternative products on the personal computer platform continue to erode the Company's installed base of UNIX(R) design and drafting products. As a result the Company discontinued development of the Mozaic suite of products in September 1996. Operating losses continued for the eighth consecutive year due primarily to the lack of revenue growth from products under development in the MCAD, EPS, PDM and network configuration markets. These sales did not materialize due in part to product development delays as well as an increased complexity of the sales cycle in these markets and the deteriorating price point erosion for MCAD software products. The Company continues to believe that its PDM, EPS and network configuration products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. During fiscal 1996, the Company had new software product releases for its product data management and network configuration products. The Company believes that these products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

BUSINESS COMBINATION WITH RELATED PARTY - On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc. doing business as Centra 2000, Inc. Financial results for the years ended September 30, 1995 and 1994 were previously restated to reflect the combination of the Company with Centra 2000, Inc. from commencement of Centra 2000, Inc.'s operations on October 1, 1994. The Company and Centra 2000, Inc. were under common control at the date of acquisition.

REVENUES - For the year ended September 30, 1996, total sales and service revenue decreased $4.4 million, or 17%, from the year ended September 30, 1995. total sales revenue for fiscal 1996 decreased $1.7 million, or 16%, from the year ended September 30, 1995. Hardware revenue for fiscal 1996 declined $1.3 million or 27%, as compared to fiscal 1995. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Total software revenue declined $367,000, or 6%, as compared to fiscal 1995. This decrease can be attributed primarily to a revenue reduction of $923,000 for sales of third party software products. The Company had an increase in revenues from its own proprietary software amounting to $556,000 or 12% as compared to fiscal 1995. North America hardware sales revenue decreased $1.2 million, or 41%, while North America software sales revenue increased $234,000, or 6% during fiscal 1996. European sales revenue decreased $1.0 million or 25% from fiscal 1995. The European revenue reduction was due to a decrease of $434,000 in hardware revenue, or 21%, and a software revenue decrease of $582,000, or 28%, as compared to fiscal 1995. Approximately 43% of this decrease was due to unfavorable exchange rates and the remainder was due to decreased sales volume.

For the year ended September 30, 1995, total sales and service revenue decreased $9.5 million, or 27%, from the year ended September 30, 1994. Total sales revenue for fiscal 1995 decreased $5.6 million, or 34%, from the year ended September 30, 1994. Hardware revenue for fiscal 1995 declined $2.7 million or 36%, as compared to fiscal 1994 as the Company focused its selling efforts on proprietary software sales. Total software revenue declined $3.0 million, or 33%, as compared to fiscal 1994. The decline can be attributed to reduced sales of the products based on the Company's Series 5000 and 7000 platforms. In addition, the growth in revenue from the MCAD and PDM, and network management products were below the Company's expectations. Delays in product development contributed to the reduced growth in software from these newer products. In fiscal 1994, the Company received as consideration, $702,000 from Italcad, a former software joint venture partner, in exchange for allowing Italcad to transfer its rights to certain technology to a newly formed company. The Company booked this settlement as Domestic software sales. Domestic hardware sales revenue decreased $1.5 million, or 57%, while Domestic software sales revenue decreased

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

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

Total service revenue for the year ended September 30, 1996, decreased $2.7 million, or 18%, from the year ended September 30, 1995. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $1.3 million, or 46%, while software maintenance revenue decreased $1.4 million, or 17% for fiscal 1996 as compared to fiscal 1995. The Company experienced an overall decline in service revenue for all geographic locations during fiscal 1996. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. The Company's management expects this trend to continue into the future. The declines in software maintenance revenue can be attributed to a decline in older products and reduced third party software maintenance revenues. Billable services revenue increased $144,000, or 7% from fiscal 1995. This increase is directly related to the increased revenues resulting from the Company's proprietary software products. Training revenue decreased $45,000, or 3%, as compared to fiscal 1995. North America service revenue, which comprised 76% of the total worldwide service revenue, declined $2.2 million, or 19%, as compared to fiscal 1995. European service revenue declined $448,000, or 15%, as compared to fiscal 1996.

Total service revenue for the year ended September 30, 1995, decreased $3.8 million, or 21%, from the year ended September 30, 1994. Hardware maintenance revenue was down $1.5 million, or 34%, while software maintenance revenue was down $1.6 million, or 16% for fiscal 1995 as compared to fiscal 1994. The worldwide decline in software maintenance revenue can be attributed to a lack of new software products sales combined with a decline in older products maintenance revenue. Billable services revenue declined $902,000, or 31% from fiscal 1994. This decline is consistent with the decline in sales revenue, as these services are performed after the initial sale. Training revenue increased $117,000, or 7%, as compared to fiscal 1994. This increase can be attributed to an increased demand for Sun and HP training given in the Company's training centers in Denver and Calgary. Domestic service revenue, which comprised 54% of the total worldwide service revenue, declined $3.2 million, or 29%, as compared to fiscal 1994. Canadian service revenue declined $166,000 or 5%, as compared to fiscal 1994. European service revenue declined $473,000, or 13%, as compared to fiscal 1994.

COST OF SALES AND SERVICE - The result of operations for the year ended September 30, 1996, continued to reflect shifts in product mix from hardware to software and services. For the year ended September 30, 1996, gross profit margins on total revenue decreased slightly to 57% from 58% for the year ended September 30, 1995. Gross profit margins on sales revenue for the year ending September 30, 1996, increased to 64% from 63% for the year ended September 30, 1995. In fiscal 1996, gross profit margins on hardware declined $554,000, yielding a gross margin of 23%, as compared to a gross margin of 28% in fiscal 1995. This decline reflects the continued pressure on hardware pricing throughout the computer industry. In fiscal 1996, gross profit margins on software sales declined $696,000 yielding a gross margin of 91%, as compared to a gross margin of 97% in fiscal 1995.

For the year ended September 30, 1995, gross profit margins on total revenue increased to 58% from 54% for the year ended September 30, 1994. Gross profit margins on sales revenue for the year ending September 30, 1995, increased to 63% from 61% for the year ended September 30, 1994. In fiscal 1995 gross profit margins on hardware declined $871,000, yielding a gross margin of 28%, as compared to a gross margin of 30% in fiscal 1994. In fiscal 1995 gross profit margins on software sales declined $2.4 million, yielding a gross margin of 97%, as compared to a gross margin of 88% in fiscal 1994. This increase in gross profit margin can be attributed in part to the reduction in sales of third party software sold by the Company which has a range in costs from a few percent to 50% of the total revenue sold.

Gross profit margins for total service revenue in fiscal 1996 decreased $1.8 million, yielding a gross margin of 52%, as compared to a gross margin of 55% in fiscal 1995. Gross margins on billable services and training in fiscal 1996

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

decreased to 37% from 50% in fiscal 1995 due to increased costs to provide billable services and fixed training expenses. Gross profit margins on hardware maintenance declined $554,000 yielding gross margins of 19% in fiscal 1996 as compared to gross margins of 29% in fiscal 1995. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. Software maintenance gross margins improved to 68% from 67% in fiscal 1996 due to increased sales of the Company's proprietary support and cost containment efforts.

Gross profit margins for total service revenue in fiscal 1995 decreased $726,000, yielding a gross margin of 55%, as compared to a gross margin of 47% in fiscal 1994. This improvement reflects Management's efforts to reduce costs while still providing high quality support and services to customers. Gross margins on billable services in fiscal 1995 improved to 51% from 35% in fiscal 1994. Gross margins on training were flat year-to-year at 48%. Gross profit margins on hardware maintenance declined $1.9 million yielding gross margins of 29% in fiscal 1995 as compared to gross margins of 62% in fiscal 1994. The decline in hardware maintenance revenue was not matched with commensurate cost reductions in reducing hardware maintenance support costs. The Company will continue its efforts at cost reduction measures in the coming fiscal year, to reduce field support costs on hardware. Software maintenance gross margins improved to 66% from 44% in fiscal 1994, reflecting the Company's efforts to control costs in its delivery of support.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 43% of total revenues for the year ended September 30, 1996, compared to 35% of total revenues for the year ended September 30, 1995. The change in research and development spending as a percentage of revenue in fiscal 1996 is due in part to an increase of $342,000, or 4%, in spending along with a 17% decrease in total revenues as compared to fiscal 1995. In September 1996, the Company ceased development of is Mozaic product due to competitive pressures and the Company's focus on developing its other proprietary software products. approximately $3.2 million in research and development expenditures were expended during fiscal 1996 for the Mozaic product development. As a consequence of discontinuing this product development a workforce reduction of 35 employees occurred in September 1996.

Research and development expenses were approximately 35% of revenue for the year ended September 30, 1995, and 23% for the years ended September 30, 1994. The change in research and development spending as a percentage of revenue in fiscal 1995 is due in part to an increase of $925,000, or 12%, in spending coupled with the overall 27% decrease in total revenue as compared to fiscal 1994. The increase in spending is a result of the Company's acquisition of Centra 2000. The fiscal 1995 research and product development expenditures were restated by an additional $1,232,000 to reflect the acquisition of Centra 2000, Inc., which occurred on June 30, 1995.

MARKETING, GENERAL AND ADMINISTRATIVE - For the year ended September 30, 1996, marketing, general and administrative expenses decreased $2.0 million, or 12%, from the year ended September 30, 1995. north american marketing, general and administrative spending declined $1.1 million due to the closure of field offices and the Company's cost containment measures. During fiscal 1996, European marketing, general and administrative spending declined $841,000, as compared to fiscal 1995 as occupancy and personnel costs were reduced.

During fiscal 1996, the Company implemented cost containment measures to streamline operations worldwide. Implementation of these measures resulted in a workforce reduction of 28 employees. The Company will continue to identify and implement cost containment measures and implement them as appropriate.

In the year ended September 30, 1995, marketing, general and administrative expenses decreased $1.2 million, or 7%, from the year ended September 30, 1994. In fiscal 1995, North American marketing, general and administrative spending declined $202,000, as compared to fiscal 1994. European marketing, general and administrative spending declined $1.0 million due to the closure of some European offices in fiscal 1994.

INTEREST - In the year ended September 30, 1996, interest expense decreased $110,000 or 13% from the year ended September 30, 1995, as a result of converting $11.5 million of related party debt to common stock. Interest income decreased $63,000, or 24% from fiscal 1995.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

In the year ended September 30, 1995, interest expense decreased 3% compared to the year ended September 30, 1994, as a result of converting $12.4 million of related party debt to common stock in three transactions. Interest income increased 42% from fiscal 1994 due to an increase in cash investments.

INFLATION - The Company is affected by inflation principally through increases in salaries and wages and by increases in prices of services, at rates comparable to those experienced by other businesses. Historically, the impact of inflation has been partially mitigated by general price declines in electronic components resulting from improved technology.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - AT September 30, 1996, the Company had approximately $2.2 million in cash and cash equivalents, which was 9% less than cash balances at September 30, 1995. The Company's net working capital was approximately $268,000 at September 30, 1996, as compared to $1.4 million at September 30, 1995. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during October and December 1996, the Company borrowed a total of $2,000,000, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and majority shareholder. In December 1995, the Company paid $391,000 of accrued interest on the outstanding related party debt of $2,900,000. As of September 30, 1996, the Company had no material commitments for capital expenditures.

During fiscal 1994, the Company received a permanent waiver of financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent wavier of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1997. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1997.

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Finland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $561,000 of an unfavorable exchange rate variance and a $2,269,000 decrease in revenue volume resulted in a $2,830,000 decrease in non-U.S. revenue between 1996 and 1995. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the years then ended September 30, 1996, and 1995, the Company had realized a loss of approximately $27,000 and $47,000 respectively, through payments it had received from its subsidiaries.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adoption of this statement by the Company as of October 1, 1996 will not have a significant effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future annual consolidated financial statements.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

We have audited the accompanying consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1996, 1995, 1994 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed to continue providing such financial support at least through December 31, 1997.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.



                                    KPMG PEAT MARWICK LLP


Denver, Colorado
November 4, 1996

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                        ----------------------------------------
ASSETS                                           1996                 1995
                                        ----------------------------------------

                                          (in thousands, except share amounts)
Current assets:
  Cash and cash equivalents.............            $  2,173            $  2,388
   Receivables, net of allowance of
    $173 and $132.......................               2,846               4,325
   Inventories..........................                 304                 196
   Service parts and prepaid expenses...                 522                 330
                                          --------------------------------------
      Total current assets..............               5,845               7,239
                                          --------------------------------------
Property, facilities and equipment
 (Note 1):
   Land.................................                356                 355
   Building and improvements............              8,204               8,098
   Machinery and equipment..............              9,560               8,574
   Furniture, fixtures and leasehold
    improvements........................                906                 898
                                          --------------------------------------
                                                     19,026              17,925
   Less accumulated depreciation and
    amortization........................            (12,572)            (11,421)
                                          --------------------------------------
                                                      6,454               6,504
                                          --------------------------------------
Purchased software, net of accumulated
 amortization of $1,123 and $991........                461                 548
Other  assets...........................                 90                  97
                                          --------------------------------------
      Total assets......................           $ 12,850            $ 14,388
                                          ======================================

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable.....................           $  1,195            $  1,309
   Current portion of long-term debt
    (Note 3)............................                240                 240
   Current portion of capital lease
    obligations (Note 4)................                128                 254
   Accrued interest payable, related
    party portion $490 and $370.........                516                 407
   Income taxes payable (Note 5)........                 37                  98
   Unearned service revenue and
    customer deposits...................              1,590               1,188
   Accrued compensation and related
    taxes...............................                673                 554
   Other liabilities....................              1,198               1,812
                                          --------------------------------------

      Total current liabilities.........              5,577               5,862
Long-term debt, related party portion
 $1,900 and $2,900 (Note 3).............              3,580               4,820
Capital lease obligations (Note 4)......                  8                 173
                                          --------------------------------------
      Total liabilities.................              9,165              10,855
                                          --------------------------------------

Shareholders' equity (Note 6):
   Common stock, $ .02 par value;
    authorized 40,000,000 shares;
    issued (including treasury stock)
    7,745,929 and 3,935,181 shares......                155                  79

   Additional paid-in capital...........             84,106              71,674
   Cumulative currency translation
    adjustments.........................               (980)               (411)
   Accumulated deficit..................            (79,111)            (67,324)
   Treasury stock - 26,140 common
    shares at cost......................               (485)               (485)
                                          --------------------------------------
      Total shareholders' equity........              3,685               3,533
Commitments and contingency (Notes 2
 and 4 )
                                          --------------------------------------
                                                   $ 12,850            $ 14,388
                                          ======================================

                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR  ENDED
                                                         SEPTEMBER 30,
                                        --------------------------------------------
                                               1996           1995           1994
                                        --------------------------------------------

                                           (in thousands, except per share amounts)
Revenues:
   Sales................................       $  9,139       $ 10,824       $16,434
   Service..............................         12,092         14,767        18,612
                                         --------------------------------------------
                                                 21,231         25,591        35,046
                                         --------------------------------------------
Costs and expenses:
   Cost of sales........................          3,248          4,006         6,355
   Cost of service......................          5,842          6,686         9,806
   Research and product development.....          9,176          8,834         7,908
   Marketing, general, and
    administrative......................         14,271         16,242        17,443
                                         --------------------------------------------
                                                 32,537         35,768        41,512
                                        --------------------------------------------
Loss from operations....................        (11,306)       (10,177)       (6,466)

Interest income.........................            204            267           188
Interest expense, related party portion
 $490, $390 and $559....................           (725)          (835)         (863)

Loss before income taxes................        (11,827)       (10,745)       (7,141)
Income tax benefit (expense) (Note 5)...             40            (32)          418
                                         --------------------------------------------
Net loss................................       $(11,787)      $(10,777)      $(6,723)
                                         ============================================

Loss per share..........................       $  (2.32)      $  (3.53)      $ (3.51)
                                        ============================================

Weighted average number of common
 shares outstanding.....................          5,086          3,052         1,916
                                        ============================================




                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                           CUMULATIVE
                                            COMMON STOCK      ADDITIONAL    CURRENCY
                                        -------------------    PAID-IN    TRANSLATION   ACCUMULATED   TREASURY
                                           SHARES    AMOUNT    CAPITAL    ADJUSTMENTS     DEFICIT       STOCK      TOTAL
                                        ---------------------------------------------------------------------------------
                                                              (in thousands, except number of shares)


Balance, October 1, 1994................  1,619,732    $ 33     $53,871         $(351)     $(49,824)     $(484)  $  3,245
 Issuances under stock option and
  compensation plans....................        554                   4                                                 4
 Common stock issued through conversion
  of related party debt.................    533,333      11       3,989                                             4,000
 Acquisition of 1,200 common shares for
  treasury..............................                                                                    (1)        (1)
 Change in cumulative currency
  translation adjustments...............                                           (6)                                 (6)
 Capital contribution to sub-sidiary
  acquired in business combination......                            891                                               891

 Net loss...............................                                                     (6,723)               (6,723)
                                        ---------------------------------------------------------------------------------
Balance, September 30, 1994               2,153,619      44      58,755          (357)      (56,547)      (485)     1,410
 Issuances under stock option and
  compensation plans....................      1,961                  13                                                13
 Common stock issued through conversion
  of related party debt.................  1,658,400      33      12,405                                            12,438
 Capital contribution to sub- sidiary
  acquired in business combination......                            503                                               503
 Issuance of common stock in business
  combination
      (Note 9)..........................    121,201       2          (2)                                                0
 Change in cumulative currency
  translation adjustments...............                                          (54)                                (54)
 Net loss...............................                                                    (10,777)              (10,777)
                                        ---------------------------------------------------------------------------------
Balance, September 30, 1995               3,935,181      79      71,674          (411)      (67,324)      (485)     3,533
 Issuances under stock option and
  compensation plans....................      1,224                   8                                                 8
 Common stock issued through conversion
  of related party debt.................  3,809,524      76      12,424                                            12,500

 Change in cumulative currency
  translation adjustments...............                                         (569)                               (569)
 Net loss...............................                                                    (11,787)              (11,787)
                                        ---------------------------------------------------------------------------------
Balance, September 30, 1996               7,745,929    $155     $84,106         $(980)     $(79,111)     $(485)  $  3,685
                                        =================================================================================



                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR  ENDED
                                                    SEPTEMBER 30,
                                        ----------------------------------
                                             1996        1995       1994
                                        ----------------------------------
                                                   (in thousands)
Cash flows from operating activities:
   Net loss............................... $(11,787)   $(10,777)   $(6,723)
   Adjustments to reconcile net loss to
    net cash used by operating
    activities:
        Depreciation and amortization.....    1,570       1,830      2,168
        Loss (gain) on disposal of
         property, facilities, and
         equipment........................       41         180        (82)
        Provision for inventory
         obsolescence and shrinkage.......       --           4         14
        Changes in operating
         assets and liabilities:
             Decrease in receivables......    1,225         543        987
             (Increase) decrease in
              inventories.................     (132)         90        235
             (Increase) decrease in
              service parts and prepaids..     (210)        466        135
             Decrease in  accounts
              payable.....................     (206)       (917)      (333)
             Increase (decrease) in
              accrued interest payable....      109        (171)       (27)
             Increase (decrease) in
              income taxes payable........      (61)         66       (410)
             Increase (decrease) in
              unearned service revenue
              and customer deposits.......      402        (168)      (103)
             Increase (decrease) in
              other liabilities...........     (722)        196        138
             Increase (decrease) in
              accrued compensation and
              related taxes...............      106          61       (103)
             Settlement of Italcad note...       --          --       (702)
                                          ---------------------------------
Net cash used by operating activities.....   (9,665)     (8,597)    (4,806)
Cash flows from investing activities:
   Capital expenditures...................   (1,573)     (1,136)    (1,154)
   Proceeds from sale of property,
    facilities and equipment..............       92         277        217
   Decrease (increase) in other assets....        6         (19)        61

Net cash used by investing activities.....   (1,475)       (878)      (876)
Cash flows from financing activities:
   Proceeds from issuance of notes
    payable, related party................   11,500      10,350      5,100
   Payments on notes payable, capital
    leases, and long term debt,
    related party portion $0, $1,000
    and $200..............................     (531)     (1,240)      (440)

   Proceeds from issuance of common
    stock.................................        8          13          4
   Payments to acquire treasury stock.....       --          --         (1)
        Capital contributions to
         subsidiary.......................       --         503        891
                                          ----------------------------------
Net cash  provided by financing
 activities...............................   10,977       9,626      5,554
Effect of exchange rate changes on cash...      (52)         (8)      (105)
                                          ----------------------------------
Net increase (decrease) in cash and
 cash equivalents.........................     (215)        143       (233)
Cash and cash equivalents at the
 beginning of the year....................    2,388       2,245      2,478
                                          ----------------------------------
Cash and cash equivalents at the end of
 the year................................. $  2,173    $  2,388    $ 2,245
                                          ==================================
Supplemental disclosures of cash flow
 information:
Cash paid during the year for interest,
 related party portion of $391, $579
         and $572........................  $    563    $   1006    $   962

                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996, 1995, AND 1994

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

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition
-------------------
Revenue is comprised of equipment sales, software license fees, related customer support contracts, and other support services. Revenues from the sale of equipment and software licenses are generally recorded at the time of delivery to the customer. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. Post-sales customer support revenues are recognized ratably over the contract period. Included in post-contract support costs are direct costs paid to third-party vendors, which are expensed as incurred. In addition, labor and overhead expenses relating to support personnel are included in cost of service and are expensed as incurred. The Company provides a warranty for its products, generally for ninety days from the date of installation, and establishes an allowance to cover warranty costs during this period. Service contract revenues are recognized as the services are performed.

                        AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Research and Development
------------------------
The Company charges research and product development costs to operations as incurred.

Amortization of Software
------------------------
Purchased software acquired for use in the business includes the cost of software acquired through acquisitions and from third-party vendors. Amortization of these costs is included in research and product development or marketing, general, and administrative expenses depending on the application of the software. Such costs are amortized using the straight-line method over the estimated useful lives ranging from three to five years. Software amortization expense was $132,000, $365,000, and $351,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

Software Royalties
------------------
The Company pays royalties for software licensed from third-party vendors for sublicense to the Company's customers. Total royalty expense incurred for third-party software was approximately $170,000, $112,000, and $340,000 for fiscal years ended September 30, 1996, 1995, and 1994, respectively. These costs are included in cost of sales.

Loss Per Share
--------------
Loss per share is computed on the basis of the weighted average number of common shares outstanding and is adjusted, if applicable, for common stock equivalent shares. For the years ended September 30, 1996, 1995, and 1994, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

2.  ECONOMIC DEPENDENCY ON MAJORITY SHAREHOLDER:

During fiscal years 1996, 1995 and 1994, affiliates of the Company's President, Chairman of the Board, and majority shareholder loaned the Company $11,500,000, $10,350,000 and $5,100,000 respectively. The Company converted $12,500,000, $12,438,000 and $4,000,000 of shareholder loans to equity in 1996, 1995 and 1994 respectively, and repaid $1,000,000 in 1995. The shareholder loan balance at September 30, 1996, was $1,900,000. The notes are unsecured and are due on October 1, 1998, bearing interest at 10% per annum. The Company borrowed a total of $2,000,000 in October and December 1996. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing the Company such financial support at least through December 31, 1997.

3. DEBT:


Long-term debt consists of the             1996      1995
 following as of September 30,            ------    ------
                                           (in thousands)

Related party debt (see note 2).........   $1,900    $2,900
Industrial Development Revenue Bonds(a).    1,920     2,160
                                          -----------------
                                            3,820     5,060
Less current portion of long-term debt..     (240)     (240)
                                          -----------------
                                           $3,580    $4,820
                                          =================

Maturities of long-term debt for each of the five years subsequent to September 30, 1996, and thereafter are as follows:

        1997............................   $  240
        1998............................    2,140
        1999............................      240
        2000............................      240
        2001............................      240
        Thereafter......................      720
                                           ------
                                           $3,820
                                           ======

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

4.  LEASES:

The Company leases certain office facilities and equipment under operating leases expiring at various dates through fiscal 2006. The Company also leases computer equipment under capital leases which expire through fiscal 1998.

As of September 30, 1996, the future minimum lease payments under capital and noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

               YEAR ENDING SEPTEMBER 30,          CAPITAL LEASES  OPERATING LEASES
        --------------------------------------------------------------------------
                                                          (in thousands)
        1997.............................................  $ 132           $1,408
        1998.............................................      8              679
        1999.............................................     --              402
        2000.............................................     --              204
        2001.............................................     --               95
        Thereafter.......................................     --              211
                                                         ------------------------
        Total minimum lease payments.....................    140           $2,999
                                                                   ==============
        Less amount representing interest................     (4)
                                                         --------
        Present value of net minimum lease payments......    136
        Less current portion of capital lease
          obligations....................................   (128)
                                                         --------
                                                           $   8
                                                         ========

There are no material subleases or contingent rentals related to the leases, and the lease payments include no executory costs. Aggregate rental expense under operating leases was $1,660,000, $1,964,000, and $2,035,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

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

Based on the uncertainty of future realization, a valuation allowance equal to the deferred tax asset relating to the Company's net operating loss carry forwards for income tax purposes of approximately $49.4 million has been provided.

                        AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

The components of the current provisions for income taxes are as follows:

                                              YEAR  ENDED
                                             SEPTEMBER 30,
                                          -------------------
                                            1996  1995  1994
                                          -------------------
                                            (in thousands)
  Foreign income tax expense (benefit)     $(40)   $32  $(232)
  United States tax expense (benefit)        --     --   (186)
                                          -------------------
  Total income tax expense (benefit)       $(40)   $32  $(418)
                                          ===================

The following summarizes the amount of the Company's loss, before income taxes, contributed by domestic and foreign operations:

                                                     YEAR ENDED
                                                    SEPTEMBER 30,
                                          ---------------------------------
                                              1996       1995       1994
                                          ---------------------------------
                                                   (in thousands)
United States                              $ (9,997)   $ (8,650)   $(4,878)
Foreign                                      (1,830)     (2,095)    (2,263)
                                          ---------------------------------
                                           $(11,827)   $(10,745)   $(7,141)
                                          =================================


The Company's effective tax rate varies from the statutory federal income tax rate as follows:

                                                     YEAR ENDED
                                                   SEPTEMBER 30,
                                          --------------------------------
                                              1996        1995       1994
                                          --------------------------------
Expected federal income tax benefit          (34.0)%     (34.0)%    (34.0)%
Net operating loss carryforwards for
 which no benefit has been recorded           34.0        34.0       31.1

Foreign income tax benefit                      --          --       (3.9)
                                          --------------------------------
Actual tax rate                                 --          --       (6.8)%
                                          ================================

6.  SHAREHOLDERS' EQUITY:

STOCK REPURCHASE PROGRAM - On May 2, 1989, the Company established a program to repurchase its common stock in the marketplace from time to time depending on market prices and other market conditions. the maximum cost of shares to be repurchased under the program is limited to $2,000,000. as of september 30, 1996, 26,140 shares have been repurchased under this program.

                        AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

STOCK OPTIONS - The Company has in effect two stock option plans: an Incentive Stock Option Plan and a Special Purpose Plan, whereby, 1,350,000 shares of common stock are authorized for issuance. Information with respect to activity under the stock option plans is set forth below:

                                                     YEAR ENDED
                                                   SEPTEMBER 30,
                                          --------------------------------
                                              1996         1995     1994
                                          -------------  --------  -------
Options outstanding, beginning of year..        61,128    42,149   43,395
Granted.................................       175,773    33,908    7,390
Canceled................................       (42,666)  (14,064)  (8,522)
Exercised...............................          (254)     (865)    (114)
                                        ---------------------------------
Options outstanding, end of year          (1)  193,981    61,128   42,149
                                        =================================
Options exercisable, end of year........        19,426    11,864    7,883
                                        =================================

(1) Options outstanding as of September 30, 1996, have exercise prices ranging from $3.00 to $20.00 per share with expiration through the year 2005. The exercise price of the shares at date of grant is established as the market price as of that date.

EMPLOYEE STOCK PURCHASE PLAN - The Company's Retirement Savings Plan, under which 22,798 shares are available for purchase by employees as of September 30, 1996. Employees have purchased 1,711 shares of common stock under the Company's Employee Stock Purchase Plan through September 30, 1996.

7.  EMPLOYEE RETIREMENT PLAN:

The Retirement Savings Plan (Plan) is a cash or deferred profit-sharing plan designed to comply with the requirements of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. Substantially all employees of the Company with six months of service are eligible to participate in the Plan; however, certain employee groups may be made ineligible at the discretion of the Company. The Plan's funds are invested by an independent broker into various funds as selected by the 401(k) Committee. Plan funds may not be invested in common stock of the Company. Under the Plan, employees may contribute ten dollars, plus from 1% to 15% of their compensation per pay period, to a tax deferral account subject to statutory maximums. The Company will contribute to the account of a participant an amount equal to the employee's contribution up to ten dollars per pay period. The Company recognized expense related to the Plan of approximately $44,000, $46,000, and $53,000 in the years ended September 30, 1996, 1995, and 1994, respectively. The Board of Directors may, at its discretion, terminate the Plan at any time in whole or in part. Upon such termination, the Plan provides for the distribution of the assets of the fund for the benefit of its participants.

                        AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

8.  FOREIGN AND DOMESTIC OPERATIONS:

Revenues, operating results before unallocated expenses, and identifiable assets as of and for the three years ended September 30, 1996 by geographic area are presented in the table below. There were no significant amounts of sales or transfers between geographic areas.

                                              YEAR ENDED SEPTEMBER 30,
                                          --------------------------------
                                             1996        1995       1994
                                          ----------  ----------  --------
                                                   (in thousands)
Revenues:
   North America........................   $ 14,731    $ 17,344    $26,935
   Europe...............................      5,729       7,192      7,557
   Other (1)............................        771       1,055        554
                                          --------------------------------
                                           $ 21,231    $ 25,591    $35,046
                                          --------------------------------
Loss before income taxes:
   North America........................   $(10,530)   $ (6,625)   $(1,509)
   Europe...............................     (1,440)     (3,870)    (4,653)
   Other................................        143        (250)      (979)
                                          --------------------------------
Consolidated loss before income taxes
 (2)....................................   $(11,827)   $(10,745)   $(7,141)
                                          ================================
Identifiable assets at year end:
   North America........................   $ 10,618    $ 12,069    $12,705
   Europe...............................      1,716       1,978      2,865
   Other................................        516         341        509
                                          --------------------------------
                                           $ 12,850    $ 14,388    $16,079
                                          ================================

(1) Export sales were made to various international distributors and through the Company's sales office in Australia. No one customer accounted for 10% or more of total sales for the years ended September 30, 1996, 1995 and 1994.

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

The effect of applying the purchase method of accounting to the acquisition of the common stock of Centra owned by the other shareholders was not significant. Accordingly, the acquisition was accounted for in a manner similar to a pooling of interests of entities under common control and the accompanying consolidated financial statements were previously restated for all periods prior to the merger to include the accounts and operations of Centra with those of the Company from the commencement of Centra's operations on October 1, 1994. For income tax purposes, the merger was a nontaxable transaction.

                        AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1997, under the caption "Election of Directors" and "Executive Officers", and is incorporated herein by reference.

                        ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1997, under the caption "Executive Compensation", and is incorporated herein by reference.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1997, under the caption "Voting Securities and Principal Shareholders", and is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1997, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

The Company intends to file definitive copies of the Proxy Statement with the Securities and Exchange Commission within 120 days after September 30, 1996, the close of its last fiscal period, and pursuant to General Instruction G to Form 10-K. Information called for by these items is incorporated herein by reference from such definitive Proxy Statement.

                                    PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                  ON FORM 8-K
                                                                       PAGE
                                                                       -----
(A)  1.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of Auto-trol
          Technology Corporation are included in Part II, Item 8:
         Independent Auditors' Report..................................  12
         Consolidated Balance Sheets - September 30,
          1996 and 1995................................................  13
         Consolidated Statements of Operations - years ended September
          30, 1996, 1995, and 1994.....................................  14
         Consolidated Statements of Shareholders' Equity - years ended
          September 30, 1996, 1995, and 1994...........................  15
         Consolidated Statements of Cash Flows -years ended September
          30, 1996, 1995, and 1994.....................................  16
         Notes to Consolidated Financial Statements....................  17-24

     2.  FINANCIAL STATEMENT SCHEDULE

         Independent Auditors' Report..................................  26
          Schedule II - Valuation and qualifying accounts and reserves
          - years ended September 30, 1996, 1995, and 1994.............  27

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.

     3.  EXHIBITS
    Exhibit
    number   Description of Exhibit
    ------  -----------------------
     3.3     Restated Articles of Incorporation
     3.4     Bylaws*
     3.5     Amendment to Bylaws**
     4.1     Specimen Certificate*
     4.2     Copies of Industrial Development Revenue Bond documents*
     4.3     Specimen Debentures, Warrants, Royalty Agreement, and Royalty
             Certificate issued to purchase Research and Development Limited
             Partnership Interests+
     10.1    Copy of Incentive Stock Option Plan, as amended through
             January 28, 1992++
     10.2    Copy of Special Purpose Stock Option Plan, as amended through
             January 28, 1992++
     10.3    Agreement with Sun Microsystems, Inc. dated April 30, 1993+++
     10.4    Agreement with HP/Apollo Computer, Inc. dated July 4, 1994+++
     10.5    Agreement with Howard B. Hillman dated November 7, 1996
     21      Subsidiaries of the Registrant
     24      Consent of KPMG Peat Marwick LLP

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

(B)  REPORTS ON FORM 8-K
A Form 8-K was filed September 25, 1996 reporting the change in Vice President, Treasurer and a debt to equity conversion.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

    Under date of November 4, 1996, we reported on the consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the Company's Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1996, 1995, 1994 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed to continue providing such financial support at least through December 31, 1997.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                    KPMG PEAT MARWICK LLP


Denver, Colorado
November 4, 1996

                        AUTO-TROL TECHNOLOGY CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               SEPTEMBER 30, 1996

COLUMN A                                  COLUMN B    COLUMN C    COLUMN D    COLUMN E
--------                                  ----------  ----------  ----------  ---------
                                          BALANCE AT  CHARGED TO              BALANCE
                                          BEGINNING   COSTS AND               AT END
DESCRIPTION                               OF PERIOD   EXPENSES    DEDUCTIONS  OF PERIOD
---------------------------------------------------------------------------------------
                                                         (in thousands)
YEAR ENDED SEPTEMBER 30, 1996:
   Allowance for doubtful accounts......      $  132        $170      $  129     $  173
   Reserve for inventory obsolescence
    and shrinkage.......................          58           8          11         55
   Accumulated amortization of service
    parts...............................         981          42          27        996
   Valuation reserve for machinery and
    equipment...........................         306           -           -        306
   Reserve for warranty and unearned
    discounts...........................          55           -           -         55
                                              -----------------------------------------
                                              $1,532        $220      $  167     $1,585
                                              =========================================
YEAR ENDED SEPTEMBER 30, 1995:
   Allowance for doubtful accounts......      $  134        $ 61      $   63     $  132
   Reserve for inventory obsolescence
    and shrinkage.......................          22          60          24         58
   Accumulated amortization of service
    parts...............................         996          18          33        981
   Valuation reserve for machinery and
    equipment...........................         306           -           -        306
   Reserve for warranty and unearned
    discounts...........................         100           3          48         55
                                              -----------------------------------------
                                              $1,558        $142      $  168     $1,532
                                              =========================================
YEAR ENDED SEPTEMBER 30, 1994:
   Allowance for doubtful accounts......      $  661        $ 31      $  558     $  134
   Reserve for inventory obsolescence
    and shrinkage.......................          32          17          27         22
   Accumulated amortization of service
    parts...............................       1,482          39         525        996
   Valuation reserve for machinery and
    equipment...........................         306           -           -        306
   Reserve for warranty and unearned
    discounts...........................          54          50           4        100
                                              -----------------------------------------
                                              $2,535        $137      $1,114     $1,558
                                              =========================================




                 See accompanying independent auditors' report

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Auto-trol Technology Corporation

    We consent to the incorporation by reference in the registration statements Nos. 2-66611, 2-73702, 2-80142, 33-637, and 33-15533 on Form S-8 of Auto-trol
Technology Corporation of our reports dated November 4, 1996, relating to the consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, and the related financial statement schedule, which reports appear in the September 30, 1996, annual report on Form 10-K of Auto-trol Technology Corporation.

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1996, 1995, 1994 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed to continue providing such financial support at least through December 31, 1997.



                                         KPMG PEAT MARWICK LLP


Denver, Colorado
December 18, 1996

                                  SIGNATURES
    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                       AUTO-TROL TECHNOLOGY CORPORATION


Date: DECEMBER 10, 1996                    BY: /S/HOWARD B. HILLMAN
                                               --------------------
                                               Howard B. Hillman,
                                               President

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

SIGNATURES                                       TITLE                             DATE
----------                                       -----                             ----



/s/HOWARD B. HILLMAN                             Chairman of the Board President   December 10, 1996
-----------------------
Howard B. Hillman



/s/Mary L. Schwab                                Vice President, Treasurer         December 10, 1996
---------------------------                      (Principal Financial Officer
Mary L. Schwab                                   and Principal Accounting
                                                 Officer)


/s/MAJOR GENERAL WILLIAM R. USHER,USAF (RET.)    Director                          December 10, 1996
---------------------------------------------
Major General William R. Usher (Ret.)*


/s/J. RODERICK HELLER, III                       Director                          December 10, 1996
---------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
-----------------------------------------------
J. RODERICK HELLER, III
-----------------------

                                 EXHIBIT INDEX

        Exhibit
        number      Description of Exhibit                                                                          Page
        ------      ----------------------                                                                          ----
           3.3      Restated Articles of Incorporation                                                                33
           3.4      Bylaws*
           3.5      Amendment to Bylaws**
           4.1      Specimen Certificate*
           4.2      Copies of Industrial Development Revenue Bond documents*
           4.3      Specimen Debentures, Warrants, Royalty Agreement, and Royalty Certificate issued to purchase
                    Research and Development Limited Partnership Interests+
          10.1      Copy of Incentive Stock Option Plan, as amended through January 28, 1992++
          10.2      Copy of Special Purpose Stock Option Plan, as amended through January 28, 1992++
          10.3      Agreement with Sun Microsystems, Inc. dated April 30, 1993+++
          10.4      Agreement with HP/Apollo Computer, Inc. dated July 4, 1994+++
          10.5      Agreement with Howard B. Hillman dated November 7, 1996                                           31
          21        Subsidiaries of the Registrant                                                                    32
          24        Consent of KPMG Peat Marwick LLP                                                                  28

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