Form 10-K/A
period 1996-09-30
AUTO TROL TECHNOLOGY CORP
filed 1997-01-03
CIK 278048

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                  (Mark One)



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

                          Commission File No. 0-9247

                       Auto-trol Technology Corporation
            (Exact name of registrant as specified in its charter)

                 Colorado                             84-0515221
          (State of Incorporation)                   (IRS Employer
                                                  Identification Number)

                            -----------------------

              12500 North Washington, Denver, Colorado  80241-2400
                    (Address of principal executive offices)

                            -----------------------

                           Area code (303) 452-4919
              (Registrant's Telephone Number including area code)


                            -----------------------

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

                                    Part II

        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              SHAREHOLDER MATTERS

The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol ATTC. The following table sets forth the range of high and low closing sale prices in the NASDAQ National Market System and the National SmallCap Market System for the common stock for the fiscal quarters indicated, as reported by NASDAQ. (Restated to reflect the one-for-ten reverse stock split effective January 30, 1996.)

                                     FISCAL                FISCAL
                                      1996                  1995
               ---------------------------------------------------------
                                 High       Low       High         Low
                                 ----       ---       ----         ---
               First Quarter      $11 2/3    $5        $15       $7 1/2
               Second Quarter       6 7/8     3 1/2     15        7 1/2
               Third Quarter        8         1         12  1/2   6 1/4
               Fourth Quarter       6 1/4     3         12  1/2   6 1/4

As of December 10, 1996, there were 687 holders of record of the Company's common stock. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AUTO-TROL TECHNOLOGY CORPORATION


Date: December 10, 1996                    By: /s/HOWARD B. HILLMAN
                                              ---------------------
                                               Howard B. Hillman,
                                               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                              Title                      Date
----------                              -----                      ----



/s/HOWARD B. HILLMAN             Chairman of the Board        December 10, 1996
---------------------------      President (Principal
Howard B. Hillman                Executive Officer)



/s/MARY L. SCHWAB                Vice President,              December 10, 1996
---------------------------      Treasurer
Mary L. Schwab                   (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)


/s/MAJOR GENERAL WILLIAM R.      Director                     December 10, 1996
   USHER,USAF (RET.)
---------------------------
Major General William R.
 Usher (Ret.)*


/s/J. RODERICK HELLER, III       Director                     December 10, 1996
---------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
------------------------------------------------
J. RODERICK HELLER, III
-----------------------