Form 10-Q
period 1996-12-31
AUTO TROL TECHNOLOGY CORP
filed 1997-02-14
CIK 278048

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
   [X]         Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the period ended December 31, 1996
                                      or
   [_]         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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


Number of shares outstanding as of February 10, 1997:  7,740,680

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                 --------------------------------------------

                                                                                                                    Page
                                                                                                                   Number
Part I.   Financial Information

     Item 1.  Financial Statements

             Consolidated Statements of Operations (unaudited) three months ended December 31, 1996 and 1995          1

             Consolidated Balance Sheets (unaudited) December 31, 1996 and September 30, 1996                         2

             Consolidated Statements of Cash Flow (unaudited) three months ended December 31, 1996 and 1995           3

             Notes to Consolidated Statements                                                                         4

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 5-7

Part II.  Other Information, Item 4 and Item 6(b) Reports on Form 8-k                                                 8

             Signatures                                                                                               9


                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                              Three Months Ended
                                                 December 31,
                                            1996            1995
                                          ----------------------------
Revenues:
  Sales.................................  $ 2,213        $ 2,095
  Service...............................    3,292          3,098
                                          ----------------------------
                                            5,505          5,193
Costs and expenses:
  Cost of sales.........................      684            680
  Cost of service.......................    1,489          1,517
  Research and product development......    1,665          2,154
  Marketing, general and administrative.    3,312          3,510
                                          ----------------------------
                                            7,150          7,861

Loss from operations....................   (1,645)        (2,668)


  Interest income.......................       26             72
  Interest expense related party
    portion, $75 and $162...............     (110)          (200)
                                          ----------------------------
Loss before income taxes................   (1,729)        (2,796)
Income tax benefit (expense)............      (11)             2
                                          ----------------------------
Net loss................................  $(1,740)       $(2,794)
                                          ============================
Loss per share..........................    $(.23)         $(.71)

Weighted average number of shares
  outstanding...........................    7,721          3,910

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                                        December 31,    September 30,
                                                                                           1996            1996
                                                                                        (unaudited)
                                                                                        -----------     -----------
                                   ASSETS
Current Assets:
   Cash and cash equivalents...................................................            $  1,598        $  2,173
   Receivables net of allowance of $177 and $173...............................               3,005           2,846
   Inventories.................................................................                 213             304
   Service parts and prepaid expenses..........................................                 660             522
                                                                                        -----------     -----------
       Total current assets....................................................            $  5,476        $  5,845
                                                                                        -----------     -----------

Property, facilities and equipment:
   Land........................................................................                 356             356
   Building and improvements...................................................               8,204           8,204
   Machinery and equipment.....................................................               8,429           9,560
   Furniture, fixtures and leasehold improvements..............................                 915             906
                                                                                        -----------     -----------
                                                                                             17,904          19,026
   Less accumulated depreciation and amortization..............................             (11,578)        (12,572)
                                                                                        -----------     -----------
                                                                                              6,326           6,454

Purchased software, net of accumulated amortization of $1,193 and $1,123.......                 399             461
Other assets...................................................................                  88              90
                                                                                        -----------     -----------
       Total assets............................................................            $ 12,289        $ 12,850
                                                                                        ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt...........................................            $    240        $    240
   Current portion of capital lease obligations................................                  99             128
   Accounts payable............................................................                 799           1,195
   Interest payable, related party portion $565 and $490.......................                 630             516
   Unearned service revenue and customer deposits..............................               1,432           1,590
   Accrued compensation and related taxes......................................                 396             673
   Other liabilities...........................................................               1,280           1,235
                                                                                        -----------     -----------
       Total current liabilities...............................................               4,876           5,577

Capital lease obligations......................................................                  --               8
Long-term debt, related party, $3,700 and $1,900...............................               5,380           3,580
                                                                                        -----------     -----------
       Total liabilities.......................................................              10,256           9,165
                                                                                        -----------     -----------

Shareholders' equity:
   Common stock, $.02 par value authorized 40,000,000 shares; issued
     (including treasury shares) 7,747,680 and 7,745,929 shares................                 155             155
   Additional paid-in capital..................................................              84,115          84,106
   Cumulative currency translation adjustments.................................                (901)           (980)
   Accumulated deficit.........................................................             (80,851)        (79,111)
   Treasury stock 26,140 and 26,140 common shares at cost......................                (485)           (485)
                                                                                        -----------     -----------
       Total shareholders' equity..............................................               2,033           3,685
                                                                                        -----------     -----------
                                                                                           $ 12,289        $ 12,850
                                                                                        ===========     ===========


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                1996            1995
                                                                              --------        --------
Cash flow from operating activities:
   Net loss.............................................................      $ (1,740)       $ (2,794)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization........................................           376             338
   Gain on disposal of property, facilities and equipment...............            29              11
   (Increase) decrease receivables......................................          (180)          1,058
   Decrease inventories.................................................            94             (37)
   (Increase) decrease service parts and prepaids.......................           (69)           (127)
   Decrease accounts payable............................................          (386)           (121)
   Increase (decrease)  interest payable................................           114            (234)
   Increase (decrease) income tax payable...............................            85             (34)
   Increase (decrease) unearned service revenue and customer deposits...          (158)              2
   Increase (decrease) other liabilities................................          (302)           (538)
                                                                              --------        --------
Net cash used by operating activities...................................        (2,137)         (2,476)

Cash flow from investing activities:
   Capital expenditures.................................................          (217)           (799)
   Proceeds from sale of property, facilities and equipment.............            17               -
   (Increase) decrease of non-current service parts and other assets....             1              (2)
                                                                              --------        --------
Net cash used by investing activities...................................          (199)           (801)

Cash flow from financing activities:
   Proceeds from issuance of notes payable, related party...............         1,800           3,000
   Payments on notes payable, capital lease and long-term debt..........           (37)            (71)
   Proceeds from issue of common stock..................................             9               8
                                                                              --------        --------
Net cash provided by financing activities...............................         1,772           2,937
Effect of exchange rate changes on cash.................................           (11)            (32)
                                                                              --------        --------
Net increase in cash and cash equivalents...............................          (575)           (372)
Cash and cash equivalents at the beginning of the year..................         2,173           2,388
                                                                              --------        --------
Cash and cash equivalents at the end of the period......................      $  1,598        $  2,016
                                                                              ========        ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest, related party portion $0 and $433..........................      $      -        $    433





                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED DECEMBER 31, 1996

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of September 30, 1996 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1996 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying Condensed Consolidated Financial Statements. Operating results for the three month periods ending December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

(2) LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At December 31, 1996 and 1995, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW
Revenues from sales and services for the first quarter ended December 31, 1996 increased slightly as new product sales and services offset the decrease in sales and maintenance revenue in mature product areas. Operating losses for the first quarter ended December 31, 1996 continued, however, it was the smallest operating loss the Company has had in the last ten fiscal quarters. New product revenue from the Product Data Management (PDM), exploration data management and mapping solutions markets grew in the first quarter ended December 31, 1996 over the same period ended December 31, 1995. The Company continues to believe that its PDM, Electronic Publishing Solutions (EPS) and network configuration products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

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

REVENUES - For the quarter ended December 31, 1996, total sales and service revenue increased $312,000, or 6%, from the quarter ended December 31, 1995. Total sales revenue for the first quarter of fiscal 1997 increased $124,000, or 6%, from the quarter ended December 31, 1995. Hardware revenue for the first quarter of fiscal 1997 decreased $269,000, or 37%, as compared to fiscal 1996. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Total software revenue increased $392,000, or 29%, as compared to the first quarter of fiscal 1996. The increase can be attributed to higher sales of PDM and exploration data management and mapping solutions.

Total service revenue for the quarter ended December 31, 1996, increased $188,000, or 6%, from the previous quarter ended December 31, 1995. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased 42%, while software maintenance revenue remained the same for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. Training and billable services revenues increased 29% from the previous quarter ended December 31, 1995.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


COST OF SALES AND SERVICE - The result of operations for the quarter ended December 31, 1996, continued to reflect shifts in product mix from hardware to software and services. For the first quarter ended December 31, 1996, gross profit margins on total revenue increased by 3% to 61% from 58% for the first quarter ended December 31, 1995. Gross profit margins on sales revenue for the first quarter ending December 31, 1996, increased to 70% from 67% for the first quarter ended December 31, 1995. In the first quarter of fiscal 1997 gross profit margins on hardware declined, yielding a gross margin of 18%, as compared to a gross margin of 27% in the first quarter of fiscal 1996. This decline reflects the continued pressure on hardware pricing throughout the computer industry. In the first quarter of fiscal 1997, the gross profit margin on software sales decreased to 83%, as compared to a gross margin of 89% in the first quarter of fiscal 1996, as the Company sold more third party software.

Gross profit margins for total service revenue in the first quarter of fiscal 1997 increased $206,000, yielding a gross margin of 54%, as compared to a gross margin of 51% in the first quarter of fiscal 1996. The gross margin on billable services and training in the first quarter of fiscal 1997 remained at 39%, as it was in the first quarter of fiscal 1996. Gross profit margins on hardware maintenance decreased yielding a gross margin of 31% in the first quarter of fiscal 1997, as compared to a gross margin of 27% in the first quarter of fiscal 1996. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. The software maintenance gross margin increased 6% in the first quarter of fiscal 1997 to 71% from 65% in the first quarter of fiscal 1996.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 30% of revenue for the quarter ended December 31, 1996, and 41% of revenues for the quarter ended December 31, 1995. Research and development expenses decreased by 23% or $489,000 in the first quarter ended December 31, 1996 compared to the previous years first quarter. This decrease in spending is a direct result of the Company ceasing development of its Mozaic product due to competitive pressures in September 1996 and the Company's focus on developing its other proprietary software products.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the first quarter ended December 31, 1996, marketing, general and administrative expenses decreased $198,000, or 6%, from the first quarter ended December 31, 1995. European marketing, general and administrative spending declined $85,000 due to a favorable exchange rate variance of $81,000, and a decrease in spending of $4,000, as compared to the first quarter ended December 31, 1995. In the first quarter of fiscal 1997, North American marketing, general and administrative expenses, decreased approximately $129,000, or 5%, as compared to the first quarter of fiscal 1996 due primarily to reduced personnel related expenses and occupancy costs.

INTEREST - In the quarter ended December 31, 1996, interest expense decreased 45% or $90,000 from the quarter ended December 31, 1995, as a result of decreased borrowings. Interest income decreased $47,000 from the first quarter of fiscal 1996 compared to the first quarter ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At December 31, 1996, the Company had approximately $1.6 million in cash and cash equivalents, which was 26% lower than cash balances at September 30, 1996. The Company's net working capital was $600,000 at December 31, 1996, as compared to $268,000 at September 30, 1996. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during the first quarter of fiscal 1997, the Company borrowed a total of $1,800,000, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principal shareholder. In December 1996, the Company had outstanding related party debt of $3,700,000. On May 2, 1989, the Company announced a program to repurchase the Company's stock in the open market. The maximum cost of the shares to be purchased was limited to $2 million. To date, 26,140 shares have been purchased at a cost of $485,000.

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

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Finland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $12,000 of unfavorable exchange rate variance and a $148,000 decrease in revenue volume resulted in a net decrease of $136,000 in non-U.S. revenue between the quarters ended December 31, 1996 and 1995. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to international operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. As of December 31, 1996, and 1995, the Company had realized a loss of approximately $500 and $1,000 respectively, through payments it had received from its subsidiaries.

                          PART II.  OTHER INFORMATION


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders, which was held on January 28, 1997, the Company's stockholders elected the following three persons as directors, each to serve until the next annual meeting of stockholders or until his successor is elected and qualified: Howard B. Hillman, Major General William Usher, USAF (Ret.) and J. Roderick Heller III. All nominees were elected. In addition, the Company's stockholders affirmed the selection of the Company's auditors for the ensuing fiscal year.

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


                                      AUTO-TROL TECHNOLOGY CORPORATION
                                                (Registrant)


Date:  February 14, 1997                    /s/HOWARD B. HILLMAN
                                      --------------------------------
                                               Howard B. Hillman,
                                                 President



Date:  February 14, 1997                    /s/MARY LOU SCHWAB
                                      --------------------------------
                                               Mary Lou Schwab
                                         Vice President, Treasurer
                                       (Principal Financial Officer
                                      and Principal Accounting Officer)