Form 10-Q
period 1997-03-31
AUTO TROL TECHNOLOGY CORP
filed 1997-05-13
CIK 278048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
    [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For the period ended March 31, 1997

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

Number of shares outstanding as of May 9, 1997:  9,314,347

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997
                    ---------------------------------------


                                                                         Page
                                                                        Number
Part I.    Financial Information

  Item 1.  Financial Statements

           Consolidated Statements of Operations (unaudited) three
             and six months ended March 31, 1997 and 1996                  1

           Consolidated Balance Sheets (unaudited) March 31, 1997
             and September 30, 1996                                        2

           Consolidated Statements of Cash Flow (unaudited) six
             months ended March 31, 1997 and 1996                          3

           Notes to Consolidated Statements                                4

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         5-8

Part II.   Other Information, Item 5 and Item 6(b) Reports on
             Form 8-k                                                      9

           Signatures                                                     10

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   MARCH 31,                 MARCH 31,
                                                                1997       1996            1997      1996
                                                               ------------------        -----------------
Revenues:
  Sales......................................                  $ 1,703    $ 2,111        $ 3,915   $ 4,206
  Service....................................                    2,777      2,987          6,070     6,085
                                                               ------------------        -----------------
                                                               $ 4,480    $ 5,098        $ 9,985   $10,291

Costs and expenses:
  Cost of sales..............................                      876        824          1,560     1,504
  Cost of service............................                    1,283      1,473          2,772     2,990
  Research and product development...........                    1,563      2,441          3,228     4,595
  Marketing, general and administrative......                    3,386      3,449          6,698     6,959
                                                               ------------------        -----------------
                                                               $ 7,108    $ 8,187        $14,258   $16,048


Loss from operations.........................                   (2,628)    (3,089)        (4,273)   (5,757)


  Interest income............................                        9         14             35        86
  Interest expense...........................                      151        125            260       325
                                                               ------------------        -----------------

Loss before income taxes.....................                   (2,770)    (3,200)        (4,498)   (5,996)

Income tax (benefit).........................                        7        (18)            18       (20)
                                                               ------------------        -----------------

Net loss before..............................                  $(2,777)   $(3,182)       $(4,516)  $(5,976)
                                                               ==================        =================

Loss per share...............................                  $  (.35)   $  (.77)       $  (.58)  $ (1.48)


Weighted average number of shares outstanding                    7,913      4,145          7,816     4,027


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                          MARCH 31,     SEPTEMBER 30,
                                            1997            1996
                                         (UNAUDITED)
                                          --------        --------
                ASSETS
Current Assets:
  Cash and cash equivalents.............  $  1,569        $  2,173
  Receivables net of allowance of $171
   and $173.............................     2,426           2,846
  Inventories...........................       123             304
  Service parts and prepaid expenses....       660             522
                                          --------        --------
     Total current assets...............  $  4,778        $  5,845
                                          --------        --------

Property, facilities and equipment:
  Land..................................       356             356
  Building and improvements.............     8,204           8,204
  Machinery and equipment...............     8,152           9,560
  Furniture, fixtures and leasehold
   improvements.........................     1,016             906
                                          --------        --------
                                            17,728          19,026
  Less accumulated depreciation and
   amortization.........................   (11,419)        (12,572)
                                          --------        --------
                                             6,309           6,454

Purchased software, net of accumulated
 amortization of $1,258 and $1,123......       359             461

Other assets............................        88              90
                                          --------        --------
     Total assets.......................  $ 11,534        $ 12,850
                                          ========        ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.....  $    240        $    240
  Current portion of capital lease
   obligations..........................        63             128
  Accounts payable......................     1,010           1,195
  Interest payable, related-party
   portion $190 and $490................       205             516
  Unearned service revenue and customer
   deposits.............................     1,650           1,590
  Accrued compensation and related taxes       374             673
  Other liabilities.....................     1,133           1,235
                                          --------        --------
     Total current liabilities..........  $  4,675        $  5,577

Capital lease obligations...............         -               8
Long-term debt, related-party portion
 $1,475 AND $1,900......................     3,155           3,580
                                          --------        --------
    Total liabilities..................   $  7,830        $  9,165
                                          --------        --------

Shareholders' equity:
  Common stock, $.02 par value
   authorized 40,000,000 shares; issued
   (including treasury shares)
   9,314,347 and 7,745,929 shares.......       186             155
  Additional paid-in capital............    88,783          84,106
  Cumulative currency translation
   adjustments..........................    (1,153)           (980)
  Accumulated deficit...................   (83,627)        (79,111)
  Treasury stock, 26,140 and 26,140
   common shares at cost................      (485)           (485)
                                          --------        --------
     Total shareholders' equity.........     3,704           3,685
                                          --------        --------
                                          $ 11,534        $ 12,850
                                          ========        ========

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                                          SIX MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                          1997        1996
                                                                                                        ---------   ---------
Cash flow from operating activities:
   Net loss..............................................................................               $  (4,516)  $  (5,976)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization.........................................................                     841       1,336
   (Gain) loss on disposal of property, facilities and equipment.........................                      32         (45)
   Provision for inventory obsolescence and shrinkage....................................                       -           -
   (Increase) decrease receivables.......................................................                     292         970
   Increase (decrease) inventories.......................................................                     178         (81)
   (Increase) decrease service parts and prepaids........................................                     (83)       (159)
   Decrease accounts payable.............................................................                    (204)       (214)
   Decrease  interest payable............................................................                    (311)       (177)
   Increase (decrease) income tax payable................................................                      28           8
   Increase (decrease) unearned service revenue and customer deposits....................                      60         (53)
   Increase (decrease) other liabilities.................................................                    (462)       (912)
                                                                                                                 -----------

Net cash used by operating activities....................................................                  (4,145)     (5,303)
Cash flow from investing activities:
   Capital expenditures..................................................................                    (685)     (1,413)
   Proceeds from sale of property, facilities and equipment..............................                      55          58
   (Increase) decrease of non-current service parts and other assets.....................                       2         (18)

Net cash used by investing activities....................................................                    (628)     (1,373)
Cash flow from financing activities:
   Proceeds from issuance of notes payable, related party................................                   4,475       6,000
   Payments on notes payable, capital lease and long-term debt...........................                    (273)        (19)
   Proceeds from issue of common stock...................................................                       9           9
   Capital contributions to subsidiary...................................................                       -           -

Net cash  provided by financing activities...............................................                   4,211       5,990
Effect of exchange rate changes on cash..................................................                     (42)        (28)
                                                                                                       ---------------------

Net increase in cash and cash equivalents................................................                    (604)       (714)
Cash and cash equivalents at the  beginning of the year..................................                   2,173       2,388
Cash and cash equivalents at the end of the period.......................................               $   1,569   $   1,674
                                                                                                       =====================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest, related party portion $568,000 and $414,000.................................               $     568   $     414


                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED MARCH 31, 1997


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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1996 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying Condensed Consolidated Financial Statements. Operating results for the three and six month periods ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

(2) LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At March 31, 1997 and 1996, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

                       AUTO-TROL TECHNOLOGY CORPORATION
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Operating losses for the second quarter and the six months ended March 31, 1997 continued, however, they decreased as compared to the second quarter and the six months ended March 31, 1996. New product revenue from the Product Data Management (PDM), exploration data management and mapping solutions markets grew in the six months ended March 31, 1997 over the same period ended March 31, 1996. The Company continues to believe that its PDM, Electronic Publishing Solutions (EPS) and network configuration products, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

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


Three months ended March 31, 1997 compared to three months ended March 31, 1996
-------------------------------------------------------------------------------

REVENUES - For the quarter ended March 31, 1997, total sales and service revenue decreased $618,000, or 12%, from the quarter ended March 31, 1996. Total sales revenue for the second quarter of fiscal 1997 decreased $408,000, or 19%, from the quarter ended March 31, 1996. Hardware revenue for the second quarter of fiscal 1997 declined $126,000, or 14%, as compared to fiscal 1996. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Total software revenue declined $338,000, or 27%, as compared to the second quarter of fiscal 1996.
The decline can be attributed to reduced sales of the COMPANY'S Series 5000 and related products based on that technology, as sales from the PDM, exploration data management and mapping solutions increased.

Total service revenue for the quarter ended March 31, 1997, decreased $210,000, or 7%, from the previous year's quarter ended March 31, 1996. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $147,000, or 43%, while software maintenance revenue decreased $117,000, or 18% for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. The Company experienced a decline in service revenue in all geographic locations. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. The declines in software maintenance revenue can be attributed to a decline in older products maintenance revenue. Billable services and training revenue increased $84,000, or 10% over the quarter ended March 31, 1996. North American service revenue, which comprised 76% of the total worldwide service revenue, declined $122,000, or 5%, as compared to the second quarter of fiscal 1996. European service revenue declined $87,000, or 14%, as compared to fiscal 1996.

COST OF SALES AND SERVICE - The result of operations for the quarter ended March 31, 1997, continued to reflect shifts in product mix from hardware to software services. For the second quarter ended March 31, 1997, the gross profit margin on total revenue decreased to 52% from 55% for the second quarter ended March 31, 1996. The gross profit margin on sales revenue for the second quarter ending March 31, 1997, decreased to 51% from 61% for the second quarter ended March 31, 1996. In the second quarter of fiscal 1997 the gross profit margin on hardware declined, yielding a gross margin of 14%, as compared to a gross margin of 21% in the second quarter of fiscal 1996. This decline reflects the continued pressure on hardware pricing throughout the computer industry. In the second quarter of fiscal 1997, the gross profit

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


margin on software sales decreased to 83%, as compared to a gross margin of 92% in the second quarter of fiscal 1996 due to third party software costs.

Gross profit margins for total service revenue in the second quarter of fiscal 1997 decreased $14,000, yielding a gross margin of 52%, as compared to a gross margin of 50% in fiscal 1996. The gross margin on billable services and training in the second quarter of fiscal 1997 decreased $31,000 yielding a gross margin of 32% as compared with a 38% gross margin during the second quarter of fiscal 1996. Gross profit margins on hardware maintenance decreased $19,000 in the second quarter of fiscal 1997, as compared to the second quarter of fiscal 1996, however, the gross margin increased to 24% from 19%. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. The software maintenance gross margin increased in the second quarter of fiscal 1997 to 70% from 65% in the second quarter of fiscal 1996.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 35% of revenue for the quarter ended March 31, 1997, and 48% of revenue for the quarter ended March 31, 1996. Research and development expenses decreased by 36% or $878,000 in the second quarter ended March 31, 1997 compared to the previous years second quarter. This decrease in spending is a direct result of the company ceasing development of its mozaic product due to competitive pressures in September 1996, and the Company's focus on developing its other proprietary software products.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the second quarter ended March 31, 1997, marketing, general and administrative expenses decreased $63,000, or 2%, from the second quarter ended MARCH 31, 1996. European marketing, general and administrative spending increased $29,000 due to a favorable exchange rate variance of $37,000, and an increase in spending of $66,000, as compared to the second quarter ended March 31, 1997. In the second quarter of fiscal 1997, north american marketing, general and administrative expenses, decreased $94,000, or 3%, as compared to the second quarter of fiscal 1996 due primarily to reduced personnel related expenses and occupancy costs.

INTEREST - In the quarter ended March 31, 1997, interest expense increased 21% or $26,000 from the quarter ended March 31, 1996, as a result of increased borrowings. Interest income decreased $5,000, or 36% as compared to the second quarter of fiscal 1996.

Six months ended March 31, 1997 compared to six months ended March 31, 1996
---------------------------------------------------------------------------
REVENUES - For the six months ended March 31, 1997, total sales and service revenue decreased $306,000, or 3%, from the same period ended March 31, 1996. Total sales revenue for the first six months of fiscal 1997 decreased $291,000 , or 7%, from the six month period ended March 31, 1996. Hardware revenue for the first half of fiscal 1997 decreased $394,000 or 24%, as compared to the same period in fiscal 1996. Total software revenue increased $55,000, or 2%, as compared to the first six months of fiscal 1996. The increase can be attributed to higher sales of pdm, exploration data management and mapping solutions and third party software. North American hardware sales revenue increased $129,000, or 16%, while North American software sales revenue increased $240,000, or 16% during the first six months of fiscal 1997. European sales revenue decreased $854,000, or 51% from the same period in fiscal 1996. The European revenue decrease was due to a decrease of 70% in hardware revenue, and a software revenue decrease of 37%, as compared to fiscal 1996. Approximately 11% of this decrease was due to unfavorable exchange rates and the remainder was due to decreased sales volume.

Total service revenue for the six months ended March 31, 1997, decreased $15,000, or less than 1%, from the previous year's comparable period. Hardware maintenance revenue decreased $366,000, or 41%, while software maintenance revenue decreased $78,000, or 2% for the first six months of fiscal 1997 as compared

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

to the same period of fiscal 1996. Billable services and training revenue increased $477,000, or 26% for the six month period ended March 31, 1997, as compared to the prior year's six month period. North American service revenue, which comprised 73% of the total worldwide service revenue, decreased $110,000, or 2%, as compared to the first six months of fiscal 1996. European service revenue decreased 1%, as compared prior year's six month period ended March 31, 1996.

COST OF SALES AND SERVICE - For the six months ended March 31, 1997, the gross profit margin on total revenue of 57% increased one percentage point from the comparable period in the prior year. The gross profit margin on sales revenue for the six months ended March 31, 1997, decreased to 61% from 64% for the six months ended March 31, 1996. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, third party software, services and hardware.

Gross profit margins for total service revenue in the first six months of fiscal 1997 increased $192,000, yielding a gross margin of 54%, as compared to a gross margin of 51% in the first six months of fiscal 1996.

Gross profit margins on hardware maintenance declined $64,000 yielding a gross margin of 27% in the first six months of fiscal 1997, as compared to a gross margin of 23% in the first six months of fiscal 1996. The reduction in gross profit margins on hardware maintenance is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. The software maintenance gross margin improved to 71% in the first half of fiscal 1997, as compared to a gross margin of 65% in the first half of fiscal 1996.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 32% of revenue for the six months ended March 31, 1997, and 45% of revenues for the six months ended March 31, 1996. This decrease in spending is a direct result of the Company's focus on its software products in the PDM, EPS and network configuration management markets.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the six months ended March 31, 1997, marketing, general and administrative expenses decreased $262,000, or 4%, from the six months ended March 31, 1996. In the first six months of fiscal 1997, North American marketing, and general and administrative expenses, decreased approximately $223,000, or 4%, as compared to the first six months of fiscal 1997 due to lower personnel related expenses and occupancy costs. European marketing, general and administrative spending declined $56,000, or 3% due to an unfavorable exchange rate variance of $79,000 and an increase in spending of $23,000.

INTEREST - In the six months ended March 31, 1997, interest expense decreased 20% to $260,000 from $325,000 the six months ended March 31, 1996. Interest income also decreased $52,000, or 60% as compared to the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At March 31, 1997, the Company had approximately $1.6 million in cash and cash equivalents, which was 6% lower than cash balances at March 31, 1996. The Company's net working capital was $103,000 at March 31, 1997, as compared to $875,000 at March 31, 1996. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during the second quarter of fiscal 1997, the Company has borrowed an additional $2,675,000, totaling $4,475,000 for the six months ended March 31, 1997, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principal shareholder. In March 1997, the Company converted $4,700,000 of the outstanding related-party debt into common stock. On May 2, 1989, the Company announced a program to repurchase the Company's stock in the open market.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


The maximum cost of the shares to be purchased was limited to $2 million. To date, 26,140 shares have been purchased at a cost of $485,000.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1997. If the Company is not able to achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1997.

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. (See Part II. Other Information, Item 5 on page 9 regarding events in Sweden which occurred after the reporting period.) The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $116,000 of unfavorable exchange rate variance and a $483,000 decrease in revenue volume resulted in a $599,000 decrease in non-U.S. revenue between the quarters ended March 31, 1997 and 1996. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's International operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or options contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. As of March 31, 1997, and 1996, the Company had realized a gain of approximately $3,000 and a loss of $16,000, respectively, through payments it had received from its subsidiaries.

                          PART II.  OTHER INFORMATION


ITEM 5

On May 1, 1997, the Company completed the transition from having a subsidiary in Sweden to a Swedish distributor. In April 1997, the European subsidiaries in the United Kingdom and Germany were restructured to reduce expenses and headcount. Due to the severance and occupancy costs associated with the reductions the European general and administrative expenses will increase in the third quarter of fiscal 1997.

On April 30, 1997, Karen Niparko, Vice President of Operations, resigned from the Company.

ITEM 6(b) REPORTS ON FORM 8-K:

None.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                          AUTO-TROL TECHNOLOGY CORPORATION
                                                    (Registrant)



Date: May 13,1997                                  /s/ HOWARD B. HILLMAN
                                               ---------------------------
                                                       Howard B. Hillman,
                                                           President

Date: May 13, 1997                                /s/ Mary Lou Schwab
                                               ---------------------------
                                                      Mary Lou Schwab
                                                 Vice President, Finance