Form 10-Q
period 1997-06-30
AUTO TROL TECHNOLOGY CORP
filed 1997-08-13
CIK 278048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
    [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For the period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_]No

Number of shares outstanding as of August 11, 1997:  9,314,347

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE NINE MONTHS ENDED JUNE 30, 1997
                    ---------------------------------------

                                                                          Page
                                                                         Number
Part I. Financial Information

 Item 1.  Financial Statements

          Consolidated Statements of Operations (unaudited) three and         1
            nine months ended June 30, 1997 and 1996

          Consolidated Balance Sheets (unaudited) June 30, 1997 and           2
            September 30, 1996

          Consolidated Statements of Cash Flow (unaudited) nine months        3
          ended June 30, 1997 and 1996

          Notes to Consolidated Statements                                    4

 Item 2.  Management's Discussion and Analysis of Financial Condition       5-8
          and Results of Operations

Part II. Other Information, Item 5 and  Item 6(b) Reports on Form 8-k         9

          Signatures                                                         10

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                        1997       1996       1997       1996
                                                    ------------------------------------------
Revenues:
  Sales..........................................      $   738    $ 3,381    $ 4,653   $ 7,637
  Service........................................        2,617      3,056      8,687     9,091
                                                    ------------------------------------------
                                                       $ 3,355    $ 6,437    $13,340   $16,728
Costs and expenses:
  Cost of sales..................................          390      1,416      1,949     2,930
  Cost of service................................        1,264      1,577      4,036     4,557
  Research and product development...............        1,551      2,249      4,778     6,844
  Marketing, general and administrative..........        3,466      3,561     10,166    10,520
                                                    ------------------------------------------
                                                       $ 6,671    $ 8,803    $20,929   $24,851

Loss from operations.............................       (3,316)    (2,366)    (7,589)   (8,123)

  Interest income................................           16         31         50       180
  Interest expense...............................          104        197        364       585
                                                    ------------------------------------------

Loss before income taxes.........................       (3,404)    (2,532)    (7,903)   (8,529)

Income tax (benefit).............................          (17)       (20)         0       (40)
                                                    ------------------------------------------

Net loss.........................................      $(3,387)   $(2,512)   $(7,903)  $(8,489)
                                                    ==========================================

Loss per share...................................      $  (.39)   $  (.42)   $  (.95)  $ (1.81)

Weighted average number of shares outstanding....        8,604      6,053      8,306     4,700

                 See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                            JUNE 30,      SEPTEMBER 30,
                                                                             1997             1996
                                                                          (UNAUDITED)
                                                                        -------------------------------
                          ASSETS
Current Assets:
  Cash and cash equivalents............................................     $  1,896        $  2,173
  Receivables net of allowance of $176 and $173........................        1,035           2,846
  Inventories..........................................................           67             304
  Service parts and prepaid expenses...................................          555             522
                                                                        -------------------------------
     Total current assets..............................................     $  3,553        $  5,845
                                                                        -------------------------------

Property, facilities and equipment:
  Land.................................................................          356             356
  Building and improvements............................................        8,204           8,204
  Machinery and equipment..............................................        7,935           9,560
  Furniture, fixtures and leasehold  improvements......................        1,052             906
                                                                        -------------------------------
                                                                              17,547          19,026
  Less accumulated depreciation and  amortization......................      (11,425)        (12,572)
                                                                        -------------------------------
                                                                               6,122           6,454
Purchased software, net of accumulated
  amortization of $1,315 and $1,123....................................          314             461
Other assets...........................................................           88              90
                                                                        -------------------------------
     Total assets......................................................     $ 10,077        $ 12,850
                                                                        ===============================

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt....................................     $    240        $    240
  Current portion of capital lease obligations.........................           26             128
  Accounts payable.....................................................          510           1,195
  Interest payable, related-party portion $240 and $490................          303             516
  Unearned service revenue and customer deposits.......................        1,484           1,590
  Accrued compensation and related taxes...............................          368             673
  Other liabilities....................................................        1,102           1,235
                                                                        -------------------------------
     Total current liabilities.........................................     $  4,033        $  5,577

Capital lease obligations..............................................            -               8
Long-term debt, related-party portion  $3,775 and $1,900...............        5,455           3,580
                                                                        -------------------------------
     Total liabilities.................................................     $  9,488        $  9,165
                                                                        -------------------------------

Shareholders' equity:
  Common stock, $.02 par value authorized 40,000,000 shares; issued
    (including treasury shares) 9,314,347 and 7,745,929 shares.........          186             155
  Additional paid-in capital...........................................       88,784          84,106
  Cumulative currency translation adjustments..........................         (882)           (980)
  Accumulated deficit..................................................      (87,014)        (79,111)
  Treasury stock, 26,140 and 26,140 common shares at cost..............         (485)           (485)
                                                                        -------------------------------
     Total shareholders' equity........................................          589           3,685
                                                                        -------------------------------
                                                                            $ 10,077        $ 12,850
                                                                        ===============================

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   1997         1996
                                                                                 ---------------------
Cash flow from operating activities:
   Net loss....................................................................    $(7,903)   $(8,489)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization...............................................      1,099      1,333
   (Gain) loss on disposal of property, facilities and equipment...............         63        232
   (Increase) decrease receivables.............................................      1,830        135
   Increase (decrease) inventories.............................................        240        (42)
   (Increase) decrease service parts and prepaids..............................         35        (82)
   Increase (decrease) accounts payable........................................       (656)      (383)
   Increase (decrease) interest payable........................................       (213)        10
   Increase (decrease) income tax payable......................................        (20)       (84)
   Increase (decrease) unearned service revenue and customer deposits..........       (106)       377
   Increase (decrease) other liabilities                                              (315)      (778)
                                                                                 ---------------------
Net cash used by operating activities..........................................     (5,946)    (7,771)
Cash flow from investing activities:
   Capital expenditures........................................................       (771)    (1,868)
   Proceeds from sale of property, facilities and equipment....................         97         66
   (Increase) decrease of non-current service parts and other assets...........          2         13
                                                                                 ---------------------
Net cash used by investing activities..........................................       (672)    (1,789)
Cash flow from financing activities:
   Proceeds from issuance of notes payable, related party......................      6,775     10,000
   Payments on notes payable, capital lease and long-term debt.................       (310)      (236)
   Proceeds from issue of common stock.........................................          9          9
                                                                                 ---------------------
Net cash  provided  by financing activities....................................      6,474      9,773
Effect of exchange rate changes on cash........................................       (133)       (44)
                                                                                 ---------------------
Net increase in cash and cash equivalents......................................       (277)       169
Cash and cash equivalents at the beginning of the year.........................      2,173      2,388
                                                                                 ---------------------
Cash and cash equivalents at the end of the period.............................    $ 1,896    $ 2,557
                                                                                 =====================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest, related party portion $490,000 and $414,000.......................    $   568    $   457

                See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED JUNE 30, 1997


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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1996 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

(2) LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of shares outstanding and is adjusted, if applicable, for common stock equivalents. At June 30, 1997 and 1996, the weighted average number of shares outstanding includes no weighted common stock equivalent shares because their effect would be antidilutive.

                       AUTO-TROL TECHNOLOGY CORPORATION
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Operating losses for the third quarter and the nine months ended June 30, 1997 continued due to decreased revenue in mature product areas and delayed orders from customers for newer products. New product revenue from the Product Data Management (PDM), net work configuration management and exploration data management and mapping solutions markets grew in the nine months ended June 30, 1997 over the same period ended June 30, 1996, however, the Company continues to operate below break-even.

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

Three months ended June 30, 1997 compared to three months ended June 30, 1996
-----------------------------------------------------------------------------

REVENUES - For the quarter ended June 30, 1997, total sales and service revenue decreased $3.1 million, or 48%, from the quarter ended June 30, 1996. Total sales revenue for the third quarter of fiscal 1997 decreased $2.6 million, or 78%, from the quarter ended June 30, 1996. Hardware revenue for the third quarter of fiscal 1997 declined $1.3 million, or 75%, as compared to fiscal 1996. During the third quarter of fiscal 1996 the Company had it's last major hardware order that was sold as part of a total systems solution. Total software revenue declined $1.4 million, or 74%, as compared to the third quarter of fiscal 1996. The decline can be attributed to reduced sales of the Company's legacy products, delays in customers orders and acceptance as well as extended sales cycle for the Company's enterprise wide software solutions.

Total service revenue for the quarter ended June 30, 1997, decreased $433,000, or 14%, from the previous year's quarter ended June 30, 1996. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $154,000, or 42%, while software maintenance revenue decreased $266,000, or 16% for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. The Company experienced a decline in service revenue in all geographic locations. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline significantly. The declines in software maintenance revenue can be attributed to a decline in older products maintenance revenue. Billable services and training revenue decreased $14,000, or 1% over the quarter ended June 30, 1996. North American service revenue, which comprised 77% of the total worldwide service revenue, declined $349,000, or 15%, as compared to the third quarter of fiscal 1996. European service revenue declined $55,000, or 9%, as compared to fiscal 1996. This decrease is primarily due to the closure of the Swedish subsidiary during the third quarter of fiscal 1997.

COST OF SALES AND SERVICE - The result of operations for the quarter ended June 30, 1997, continued to reflect shifts in product mix from hardware to software sales and services. For the third quarter ended June 30, 1997, the gross profit margin on total revenue decreased to 51% from 54% for the third quarter ended June 30, 1996. The gross profit margin on sales revenue for the third quarter ending June 30, 1997, decreased to 51% from 58% for the third quarter ended June 30, 1996. In the third quarter of fiscal 1997 the gross profit margin on hardware declined, yielding a gross margin of 11%, as compared to a gross margin of 20% in the third quarter of fiscal 1996. This decline reflects the continued pressure on

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

hardware pricing throughout the computer industry and lower volume pricing. In the third quarter of fiscal 1997, the gross profit margin on software sales decreased to 70%, as compared to a gross margin of 89% in the third quarter of fiscal 1996 due to third party software costs and decreased software revenue volume.

Gross profit margins for total service revenue in the third quarter of fiscal 1997 decreased $151,000, yielding a gross margin of 51%, as compared to a gross margin of 48% in fiscal 1996. The gross margin on billable services and training in the third quarter of fiscal 1997 increased $43,000 yielding a gross margin of 36% as compared with a 32% gross margin during the third quarter of fiscal 1996. Gross profit margins on hardware maintenance decreased $43,000 in the third quarter of fiscal 1997. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services and the Company's efforts to move out of this service. The software maintenance gross margin increased in the third quarter of fiscal 1997 to 68% from 66% in the third quarter of fiscal 1996 although the gross profit margin decreased $115,000.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 46% of revenue for the quarter ended June 30, 1997, and 35% of revenue for the quarter ended June 30, 1996. Research and development expenses decreased by 31% or $698,000 in the third quarter ended June 30, 1997 compared to the previous year's third quarter. This decrease in spending is a direct result of the Company ceasing development of its Mozaic product due to competitive pressures in September 1996.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the third quarter ended June 30, 1997, marketing, general and administrative expenses decreased $94,000, or 3%, from the third quarter ended June 30, 1996. European marketing, general and administrative spending increased $47,000, or 7% due to a favorable exchange rate variance of $32,000, and an increase in spending of $79,000, as compared to the third quarter ended June 30, 1997. The increase in spending was due to the severance expense related to the closure of the Sweden subsidiary and the restructuring in both the Germany and United Kingdom subsidiaries. In the third quarter of fiscal 1997, North American marketing, general and administrative expenses, decreased $136,000, or 5%, as compared to the third quarter of fiscal 1996 due primarily to reduced personnel related expenses and occupancy costs.

INTEREST - In the quarter ended June 30, 1997, interest expense decreased 48% or $94,000 from the quarter ended June 30, 1996, as a result of decreased borrowings. Interest income decreased $15,000, or 49% as compared to the third quarter of fiscal 1996.

Nine months ended June 30, 1997 compared to nine months ended June 30, 1996
---------------------------------------------------------------------------

REVENUES - For the nine months ended June 30, 1997, total sales and service revenue decreased $3.4 million, or 20%, from the same period ended June 30, 1996. Total sales revenue for the first nine months of fiscal 1997 decreased $3.0 million, or 39%, from the nine month period ended June 30, 1996. Hardware revenue for the first nine months of fiscal 1997 decreased $1.3 million or 32%, as compared to the same period in fiscal 1996. Total software revenue decreased $1.3, or 30%, as compared to the first nine months of fiscal 1996. The decrease can be attributed to reduced sales of legacy products and slower sales of new products caused by delayed orders and extended sales cycles. North American hardware sales revenue decreased $410,000, or 28%, while North American software sales revenue decreased $445,000, or 25% during the first nine months of fiscal 1997. European sales revenue decreased $1.8 million, or 64% from the same period in fiscal 1996. The European revenue decrease was due to a decrease of 48% in hardware revenue, and a software revenue decrease of 78%, as compared to fiscal 1996. Approximately

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

10% of this decrease was due to unfavorable exchange rates and the remainder was due to decreased sales volume. Total service revenue for the nine months ended June 30, 1997, decreased $404,000, or 4%, from the previous year's comparable period. Hardware maintenance revenue decreased $520,000, or 41%, while software maintenance revenue decreased $343,000, or 7% for the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. Billable services and training revenue increased $464,000, or 16% for the nine month period ended June 30, 1997, as compared to the prior year's nine month period. North American service revenue, which comprised 49% of the total worldwide service revenue, decreased $459,000, or 7%, as compared to the first nine months of fiscal 1996. European service revenue decreased 3%, as compared prior year's nine month period ended June 30, 1996.

COST OF SALES AND SERVICE - For the nine months ended June 30, 1997, the gross profit margin on total revenue of 55% remained the same compared to the same period in the prior year. The gross profit margin on sales revenue for the nine months ended June 30, 1997, decreased to 60% from 62% for the nine months ended June 30, 1996. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, third party software, services and hardware.

Gross profit margins for total service revenue in the first nine months of fiscal 1997 increased $41,000, yielding a gross margin of 53%, as compared to a gross margin of 50% in the first nine months of fiscal 1996.

Gross profit margins on hardware maintenance declined $107,000 yielding a gross margin of 19% in the first nine months of fiscal 1997, as compared to a gross margin of 20% in the first nine months of fiscal 1996. The reduction in gross profit margins on hardware maintenance is attributed to the Company's growing utilization of outside third parties for hardware maintenance services and its focus to no longer provide this service. The software maintenance gross margin improved to 70% in the first nine months of fiscal 1997, as compared to a gross margin of 65% in the first nine months of fiscal 1996.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 36% of revenue for the nine months ended June 30, 1997, and 41% of revenues for the nine months ended June 30, 1996. This decrease in spending is a direct result of the Company's focus on its software products in the PDM, EPS and network configuration management markets.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the nine months ended June 30, 1997, marketing, general and administrative expenses decreased $355,000, or 3%, from the nine months ended June 30, 1996. In the first nine months of fiscal 1997, North American marketing, and general and administrative expenses, decreased approximately $359,000, or 4%, as compared to the first nine months of fiscal 1997 due to lower personnel related expenses and occupancy costs. European marketing, general and administrative spending declined minimally by $9,000, due to a favorable exchange rate variance of $172,000 and an increase in spending of $161,000 caused by restructuring activities.

INTEREST - In the nine months ended June 30, 1997, interest expense decreased 40% to $364,000 from $607,000 the nine months ended June 30, 1996. Interest income also decreased to $50,000, or 75% as compared to the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At June 30, 1997, the Company had approximately $1.9 million in cash and cash equivalents, which was 26% lower than cash balances at June 30, 1996. The Company's net working capital was a negative $481,000 at June 30, 1997, as compared to $2.2 million at June 30, 1996. Other

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. However, during the third quarter of fiscal 1997, the Company has borrowed an additional $2,300,000, totaling $6,675,000 for the nine months ended June 30, 1997, with the notes bearing interest at 10% per annum, from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principal shareholder. In March 1997, the Company converted $4,700,000 of the outstanding related-party debt into common stock. On May 2, 1989, the Company announced a program to repurchase the Company's stock in the open market. The maximum cost of the shares to be purchased was limited to $2 million. To date, 26,140 shares have been purchased at a cost of $485,000.

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

CURRENCY FLUCTUATIONS

The Company has four wholly owned subsidiaries and one branch operation. The four subsidiaries are located in Germany, Sweden, Canada and the United Kingdom; the branch is located in Australia. During the third quarter of fiscal 1997 the Company completed a transaction from having a subsidiary presence in Sweden to having a relationship with a Swedish distributor. The Company is currently in process of liquidating its Sweden subsidiary. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $214,000 of unfavorable exchange rate variance and a $1.1 million decrease in revenue volume resulted in a $1.3 million decrease in non-U.S. revenue between the quarters ended June 30, 1997 and 1996. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's International operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or options contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. As of June 30, 1997, and 1996, the Company had realized a gain of approximately $1,000 and a loss of $22,000, respectively, through payments it had received from its subsidiaries.

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


                                             AUTO-TROL TECHNOLOGY CORPORATION
                                                       (Registrant)

Date: August 13, 1997                             /s/Howard B. Hillman
                                                ---------------------------
                                                     Howard B. Hillman,
                                                          President

Date:  August 13, 1997                            /s/Mary Lou Schwab
                                                ---------------------------
                                                     Mary Lou Schwab
                                                  Vice President, Finance