Form 10-K
period 1997-09-30
AUTO TROL TECHNOLOGY CORP
filed 1997-12-22
CIK 278048

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                                  (Mark One)

  /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1997
                                      OR
  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

                          COMMISSION FILE NO. 0-9247

                       AUTO-TROL TECHNOLOGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           COLORADO                                    84-0515221
   (STATE OF INCORPORATION)                          (IRS EMPLOYER
                                                 IDENTIFICATION NUMBER)

                                 --------------

            12500 NORTH WASHINGTON, DENVER, COLORADO  80241-2400
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 --------------

                           AREA CODE (303) 452-4919
             (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                 --------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.02 PAR VALUE
                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.   Yes  /X/     No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 9, 1997, was $20,945,619 based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on December 9, 1997, was 9,309,164.

     Document Incorporated by Reference: Proxy Statement and Notice of Annual Meeting of Shareholders to be held on January 27, 1998: Part III - Items 10, 11, 12, and 13.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AUTO-TROL TECHNOLOGY CORPORATION

                                 REPORT ON FORM 10-K
                        FOR THE YEAR ENDED SEPTEMBER 30, 1997

                                  TABLE OF CONTENTS
                                                                           PAGE
PART I                                                                     ----
Item  1.  Business                                                           1
Item  2.  Properties                                                         5
Item  3.  Legal Proceedings                                                  5
Item  4.  Submission of Matters to a Vote of Security Holders                5

PART II
Item  5.  Market for the Registrant's Common Equity and Related
           Shareholder Matters                                               6
Item  6.  Selected Financial Data                                            6
Item  7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             7
Item  8.  Financial Statements and Supplementary Data                       11
Item  9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                             23

PART III
Item  10. Directors and Executive Officers of the Registrant                23
Item  11. Executive Compensation                                            23
Item  12. Security Ownership of Certain Beneficial Owners and Management    23
Item  13. Certain Relationships and Related Transactions                    23

PART IV
Item  14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                         24
Signatures                                                                  28

                                  ITEM 1.  BUSINESS
GENERAL

The following discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Auto-trol Technology Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be necessary to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Auto-trol Technology Corporation and its wholly-owned subsidiaries (referred to hereafter as "Auto-trol" or the "Company") develop, integrate, market, sell, and support its software products and the software products of certain third-party vendors for end user markets involved in: product data management, physical network management, mapping, technical illustration, and engineering. Historically, the Company sold proprietary hardware products and Manufacturing Computer Aided Design (MCAD) software. Both the competitive pressures and market maturity in the MCAD marketplace and reduced margins on hardware products have caused the Company to sell less MCAD software and hardware to its customers than in past years. The Company continues to shift its sales and support focus from hardware and MCAD software to internally developed data management, network communications, graphics software and systems integration. Auto-trol believes that by offering customers a broad spectrum of applications and options, from analysis through implementation and ongoing support, it is able to develop long-term relationships with its customers and expand into new markets. The Company's business is not seasonal in nature, nor is the Company dependent on any single individual customer.

PRODUCTS

CENTRA 2000-TM-
The CENTRA 2000 system is a product data management, document management and workflow system specifically designed to solve the complex problems facing engineering, manufacturing, technical publishing, petrochemical and other operations. The product is intended for scaleable implementation from the work group to the entire enterprise. In addition to traditional Engineering Data Management (EDM)/Product Data Management (PDM) functions, CENTRA 2000 manages pure data environments, audio/video, and large document assemblies. The product is designed to fit a customer's environment with a general focus on automating configuration management and project management, as well as processes integrated with a customer's hardware and business systems, rules and procedures. The core CENTRA 2000 technology was used to develop the NASA Electronic Library System, which serves as a solution for configuration management of technical documentation and programming source code. CENTRA 2000 technology was also used to map and track the parts list for the space station.

KONFIG-TM-
The KONFIG product is advanced software for physical network, cable/wire, and asset management of data, voice or video networks. The KONFIG software stores and models the entire network infrastructure in Oracle-Registered Trademark-'s relational database management system (RDBMS), including both active elements such as workstations, hubs, routers, and switches, along with passive elements such as cables, connectors, distribution frames, and patch panels. The spatial location, topological information, connectivity, and non-graphic attributes of each network object are stored in the Oracle RDBMS. A detailed graphical representation of the network can be automatically generated from the database and overlayed on a facility drawing. Auto-trol's powerful Series 5000-TM-graphic engine is used to generate graphic views of the network as well as create and modify the facility drawings. The KONFIG Network Manager product provides integration with industry-leading network management tools.

SERIES 5000-TM-
The Series 5000 product is a graphics design platform consisting of graphics tools, macro languages and a relational database query language that allows engineers and designers to create, visualize and document their designs. As the Company's flagship product for more than a dozen years, Series 5000 is used primarily in the architectural, engineering and construction fields. The Series 5000 product has a set of accompanying products such as data converters, plotter drivers and application specific tools.

TECH ILLUSTRATOR-TM-
Auto-trol's Electronic Publishing Solutions (EPS) product line, comprised of a suite of application and converter products, embodies a standards-based "off-the-shelf" solution set that augments illustration productivity. The EPS product line enables compliance with important military and commercial standards that affect contemporary publishing operations. Auto-trol's solution provides access to a wide variety of reference material ranging from legacy hard copy and electronic archives to current digital 3D design data, for direct use in creating illustration views. The EPS product line provides the added advantage of being easily and extensively customized to adhere to end user requirements.

GEOSTATION-Registered Trademark- GIS
The Geostation product is an integrated exploration data management and mapping solution that allows for visualization of complex data. This product is used as a subsurface exploration tool in oil and gas exploration and for assessment of mineral rights associated with land. Geostation software is also used in the mapping and cartography industry.

SOFTWARE

Approximately 33%, 26% and 23% of total revenue was comprised of software sales for the years ended September 30, 1997, 1996 and 1995 respectively. During the year ended September 30, 1997, revenues from Hutchinson Technology, Inc. represented approximately 11% of total revenues, which include software and services.

HARDWARE

Auto-trol helps its customers configure hardware to be integrated with Auto-trol proprietary and third-party software. The Company integrates hardware from suppliers including Hewlett Packard Company (HP) and Sun Microsystems, Inc.
(Sun). For further information regarding the Company's suppliers, see subheading "Sources of Supply" under Item 1. Approximately 8%, 17% and 19% of total revenue was comprised of hardware sales for the years ended September 30, 1997, 1996 and 1995 respectively.

CUSTOMER SUPPORT

CONSULTING SERVICES
Auto-trol offers consulting services that include software and hardware needs assessments, system configuration and implementation of its products, third party product integration and system customization. Additionally, Auto-trol can develop custom software or modify its existing software products to solve specific customer needs. These services are sold in conjunction with product sales and are billed at standard rates. Approximately 14%, 10%, and 8% of total revenue was comprised of consulting service revenue for the years ended September 30, 1997, 1996 and 1995 respectively.

EDUCATIONAL SERVICES
Auto-trol provides comprehensive product training programs for all of the Company's applications. Additionally, Auto-trol provides certified HP and Sun training and offers a wide range of courses both domestically and internationally. Approximately 9%, 8%, and 7% of total revenue was comprised of educational service revenue for the years ended September 30, 1997, 1996 and 1995 respectively.

NATIONAL TECHNICAL SUPPORT
Auto-trol believes that the quality of customer support is an important factor in helping the customer to attain and maintain productivity levels and its related return on investment in Auto-trol products. Post-sale customer support services are provided on a time and materials basis or under warranties and service contracts. Approximately 16% of Auto-trol's employees are engaged in post-sales support functions. A technical staff offers software support services for most problems. Field and applications engineers provide customer support for repair service and preventative maintenance for hardware, and in some cases, support for software applications. Approximately 36%, 39% and 43% of total revenue was comprised of customer support revenue for the years ended September 30, 1997, 1996 and 1995 respectively.

RESEARCH AND PRODUCT DEVELOPMENT
Approximately 37% of Auto-trol's employees are engaged in research and product development activities. The Company has made and will continue to make significant investment in product development and enhancement due to rapidly changing technology, competitive pressures, and customer demands. During September 1996, the Company announced that it had ceased development work on its Mozaic suite of applications. The decision was prompted by competitive pressures and the decision to focus the Company's development and marketing efforts on its other products. Research and product development expenditures as a percentage of the Company's revenues from 1995 through 1997 were as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------
                                                    1997        1996        1995
                                                    ----        ----        ----
                                                           (in thousands)

  Mozaic research and product development expense      $0     $3,274     $3,762
  Mozaic percent of total revenues                      0%        15%        15%
  Total research and product development expense   $6,464     $9,176     $8,834
  Percent of total revenues                            33%        43%        35%

MARKETING
Auto-trol's customers are chiefly from the petroleum, pharmaceutical, chemical, manufacturing, engineering, and public utility industries. Governmental customers include federal, state and municipal agencies. The Company markets and sells its products and services directly to end users and third parties in the United States from its eight domestic sales offices. The Company markets its products in Europe through wholly owned subsidiaries with offices located in Germany and the United Kingdom. Additionally, the Company markets its products in Canada through Auto-trol Technology (Canada) Ltd., a wholly owned subsidiary, and in Australia through a Company sales office. Export sales to Sweden and the Pacific Rim countries are handled by independent distributors. The Company ships product to its distributors after the sale has been negotiated with the end customer. The Company does not grant rights to the distributor to return products for other merchandise, credit, or refund.

The following table presents the revenue comprised of foreign sales for the last three fiscal years. For additional financial information about foreign or domestic operations and export sales, see Note 8 of "Notes to the Consolidated Financial Statements".
                                                      YEAR ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                          (in thousands)

         Foreign total revenues                  $8,741      $11,034     $14,287
         Percent of total revenues                   44%          53%        56%

Customers may purchase hardware and software systems with related services, or they may purchase software and services independently. The Company maintains standard pricing structures for software products. Pricing of customer service contracts is determined based on customer needs. As is customary in the industry, the Company licenses its software and sublicenses third-party software to protect the ownership of such software. The Company's Software License Agreement provides for a transfer of the product, but limits disclosure of the software to third parties. Auto-trol offers a thirty day warranty on its software products. Auto-trol will administer and recognize vendor warranties of third-party software products. Payment terms are generally net thirty upon receipt of invoice.

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

The Company's backlog at the end of a quarter only represents a portion of future sales and should not be used solely to predict future results. Orders in backlog may be canceled but are subject to a cancellation fee. The Company's recorded backlog was approximately $1.3 million as of September 30, 1997, compared to $1.7 million as of September 30, 1996.

COMPETITION
Within the Product Data Management market, the Company's primary competitors are Sherpa Corporation, Documentum Inc., Structural Dynamic Research Company (SDRC) and Matrix One, Inc. Intergraph Corporation and The IsoDraw Company are competitors in the technical illustration market. Cambio Networks, Inc. and Accugraph Corporation are the primary competitors in the physical electronic network market. The Company believes that its products in the design, drafting, and product and network management markets uniquely leverage the Company's core competencies in the engineering graphics and documentation areas to provide a total solution to the customer.

Auto-trol competes primarily on the basis of quality and technical expertise. The Company believes the functionality of its application products, short implementation time with superior technical support, and responsiveness to customer needs enhances its competitive position. The Company believes that, although price is a competitive factor, customers consider product functionality, ease of implementation, and user friendliness to be of greater importance when selecting a vendor's product.

SOURCES OF SUPPLY
Many of the parts and components used by the Company are available from several sources, although the Company currently purchases certain key components from single suppliers. The Company has agreements with Sun and HP for their hardware platforms. The Company believes relations with its suppliers are good and does not anticipate difficulty in receiving equipment or third party software products as scheduled. The Company's operations would be adversely affected if it experienced significant delays in delivery from suppliers. Additionally, if production of one or more vendor's computer products was wholly discontinued, operations would be negatively impacted as this would require software modifications in the Company's graphics systems.

The agreement in place with HP renews annually and is currently effective through September 1998. Pursuant to this agreement, HP provides certain hardware equipment at various discounts. This equipment must be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope.

The agreement in place with Sun also renews annually and is currently effective until September 1998. Pursuant to this agreement, Sun provides certain hardware equipment to Auto-trol at discounts based upon volume with special discounts for certain equipment. This equipment is to be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope, and provides for marketing cooperation.

Auto-trol also buys other components and devices such as magnetic disk and tape drives, keyboards and printers from single sources. Alternate sources for these items are generally available and loss of a particular supplier would not have a material effect on the Company's operations.

YEAR 2000 COMPLIANCE

Pursuant to maintenance agreements with certain of its customers with respect to Company-developed products, the Company is obligated to provide such customers with program updates, error correction and other technical support. These maintenance agreements generally expire at the time the Company notifies its customers that it will no longer provide technical support for a Company-developed product. Maintenance agreements currently in effect also require the Company to correct substantial defects in the software, which may include the program's inability to interpret properly, dates for the year 2000 and beyond (the "year 2000 problem"). With the exception of the Geostation product, the Company believes that all of the software products that are the subject of existing maintenance agreements are year 2000 compliant. However, there can be no assurance that the Company has identified all year 2000 problems in the software that is currently supported by the Company, and any failure by the Company to identify any such problem could have a material adverse effect on the Company. The Company is currently developing solutions to the year 2000 problem for its Geostation product.

The Company also has reviewed its internal business information systems to determine whether such systems are year 2000 compliant. Auto-trol does not believe that the costs of achieving year 2000 compliance with respect to such internal systems will have a material adverse effect on the Company.

PATENTS AND LICENSES
The Company holds three patents issued in the United States for vector drawings and polygon display. Generally, the Company seeks to protect aspects of its systems through trade secret protection. The Company's standard Software License Agreement prohibits the customer from disclosing any confidential or proprietary information. Included in the Company's purchase of vendor equipment is the right to resell and sublicense systems software licenses under Auto-trol's standard Software License Agreement.

The Company is also licensed to use and sublicense a limited number of graphics and applications programs developed by others. The Company does not believe that the manufacture and sales of its products require additional licenses from others. If such licenses were required, the Company believes that it would not have a materially adverse financial impact on operations.

EMPLOYEES
The Company has no collective bargaining agreements and there have been no work stoppages due to labor difficulties. The Company believes that relations with its employees are good. As of September 30, 1997, Auto-trol had 246 employees, which includes 91 in research and development, 40 in customer support, 41 in administrative support, 69 in sales and support, and 5 in marketing.

                             ITEM 2.  PROPERTIES

The Company's 127,000 square foot corporate headquarters facility is located on a 20-acre site about 15 miles North of downtown Denver, Colorado, in the city of Thornton. Financing for this facility was obtained primarily through the issuance of $6 million of Industrial Development Revenue Bonds, Series 1979, by the City of Thornton, Colorado, which mature through 2004. The Company subleases 22,500 square feet to an unrelated party on a five year lease which expires on January 31, 2002.

The Company also leases approximately 27,000 square feet of office space throughout the United States, approximately 28,000 square feet in Canada, approximately 1,600 square feet in Australia, and approximately 11,000 square feet in Europe.

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

                                   PART II

        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                             SHAREHOLDER MATTERS

Prior to October 20, 1997, the Company's common stock was traded on the NASDAQ National Market System under the symbol ATTC. On October 20, 1997, NASDAQ delisted the Company's common stock from the National Market System and accepted the common stock from trading on the Over The Counter Market System. The Company's common stock is traded on the NASDAQ Over The Counter Market System under the symbol ATTC. The following table sets forth the range of high and low closing sale prices in the NASDAQ National Market System through October 17, 1997 and the National Over The Counter Market System from October 20, 1997 for the common stock for the fiscal quarters indicated, as reported by NASDAQ. (Restated to reflect the one-for-ten reverse stock split effective January 30,1996.)

                                      FISCAL              FISCAL
                                       1997                1996
        -------------------------------------------------------------------
                                  HIGH      LOW       HIGH        LOW
                                  ----      ---       ----        ---
          First Quarter           $6      $3        $11-2/3     $5
          Second Quarter          3-1/2    3         $6-7/8      3-1/2
          Third Quarter           4        1-1/2      8          1
          Fourth Quarter          4        2-1/2      6-1/4      3

As of December 9, 1997, there were 668 holders of record of the Company's common stock. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.

                           ITEM 6.  SELECTED FINANCIAL DATA

                                        AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                   ----------------------------------------------------
                                     1997      1996       1995      1994(1)     1993
                                     ----      ----       ----      ----        ----
                                          (in thousands, except per share data)
OPERATIONS DATA:
Revenues                           $19,739   $ 21,231   $ 25,591   $35,046    $ 38,335
Net loss                            (7,786)   (11,787)   (10,777)   (6,723)    (10,544)
Loss per share(2)                     (.91)     (2.32)     (3.53)    (3.51)     (10.48)

Weighted average number of
 common shares outstanding(2)        8,554      5,086      3,052     1,916       1,006

BALANCE SHEET DATA:
Working capital                    $   416   $    268   $  1,377   $ 1,712    $  1,893
Total assets                        11,802     12,850     14,388    16,079      18,826
Current portion of long-term
 debt and capital lease
 obligations                           247        368        494       240         869
Long-term debt and capital lease
 obligations                         6,415      3,588      4,993     8,148       7,488
Shareholders' equity                   552      3,685      3,533     1,410       3,245

(1) Restated to reflect the acquisition of a 100% interest in Metaware, Inc. on June 30, 1995. See Note 9 to the Consolidated Financial Statements.
(2) Restated to reflect the one-for-ten reverse stock split effective January 30, 1996.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussions contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Some additional factors, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly trained professional employees; the delay or deferral of customer implementations; the Company's success in expanding its direct sales force and indirect distribution channels; the timing of new product introductions and product enhancements by the Company and its competitors; the mix of products and services sold; levels of international sales; and the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions.

RESULTS OF OPERATIONS

OVERVIEW

During fiscal 1997, the Company focused its sales efforts primarily on internally developed software and system integration services along with the development of alternative distribution channels. Operating losses continued for the ninth consecutive year due primarily to the lack of revenue growth from products under development in the EPS and network configuration markets; slower than expected penetration in the PDM market; the reduction of the maintenance income stream from legacy software products and significantly less hardware sales. However, the Company had a profitable fourth quarter in fiscal 1997 due to a $1.0 million sale to a significant customer in September 1997. Although the Company's PDM and network configuration software sales and maintenance revenue increased during fiscal 1997, it was not sufficient to offset expenses. The PDM and network configuration revenues were also affected in part by the delay of customer implementations, product development delays as well as an increased complexity of the sales cycle in these markets. The Company continues to believe that its PDM, EPS and network configuration products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors. Mid-year the Company restructured its operations in Europe by liquidating its subsidiary in Sweden, while developing a Swedish distributor relationship, and reduced operating expenses in its subsidiaries in Germany and England. The liquidation of the Swedish operations did not result in a significant loss to the Company. Additionally, North American operational expenses were reduced to match the Company's main focus.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. During fiscal 1997, the Company had new software product releases for its PDM and network configuration products. The Company believes that these products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

REVENUES - For the year ended September 30, 1997, total sales and service revenue decreased $1.5 million, or 7%, from the year ended September 30, 1996. Total sales revenue for fiscal 1997 decreased $1.0 million, or 11%, from the year ended September 30, 1996. Hardware revenue for fiscal 1997 declined $2.0 million or 56%, as compared to fiscal 1996 as the Company continued to shift its sales and support focus from hardware to internally developed software and systems integration. Total software revenue increased $1.0 million, or 18%, as compared to fiscal 1996. This increase can be attributed primarily to higher PDM software sales and increased sales of third party software products. The Company had an increase in revenues from its own proprietary software amounting to $748,000 or 14% as compared to fiscal 1996. North American hardware sales revenue decreased $554,000, or 33%, while software sales revenue increased $1.3 million, or 33% during fiscal 1997. European sales revenue decreased $1.7 million or 56% from fiscal 1996. The European revenue reduction was due to a decrease of $1.3 million in hardware revenue, or 81%, and a software revenue decrease of $449,000, or 29%, as compared to fiscal 1996. Approximately 10% of this decrease was due to unfavorable exchange rates and the remainder was due to decreased sales volume. During fiscal 1997 the Company restructured all of its international subsidiaries and closed its Swedish subsidiary by transferring the majority of its customers and employees to a Swedish distributor. All these activities were a direct result of lower than expected revenues during the first half of fiscal 1997.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

For the year ended September 30, 1996, total sales and service revenue decreased $4.4 million, or 17%, from the year ended September 30, 1995. Total sales revenue for fiscal 1996 decreased $1.7 million, or 16%, from the year ended September 30, 1995. Hardware revenue for fiscal 1996 declined $1.3 million or 27%, as compared to fiscal 1995 as the Company focused its selling efforts on proprietary software sales. Total software revenue declined $367,000, or 6%, as compared to fiscal 1995. The decline can be attributed primarily to a revenue reduction of $923,000 for sales of third party software products. The Company had an increase in revenues from its own proprietary software amounting to $556,000, or 12% as compared to fiscal 1995. North American hardware sales revenue decreased $1.2 million, or 41%, while North American software sales revenue increased $234,000, or 6% during fiscal 1996. European sales revenue decreased $1.0 million or 25% from fiscal 1995. The European revenue reduction was due to a decrease of $434,000 in hardware revenue, or 21%, and a software revenue decrease of $582,000, or 28%, as compared to fiscal 1995. Approximately 43% of this decrease was due to unfavorable exchange rates and the remainder was due to decreased sales volume.

Total service revenue for the year ended September 30, 1997, decreased $518,000, or 4%, from the year ended September 30, 1996. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $668,000, or 42%, while software maintenance revenue decreased $481,000, or 7% for fiscal 1997 as compared to fiscal 1996. The Company experienced an overall decline in service revenue for all geographic locations with the exception of the South East Asian market during fiscal 1997. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware maintenance will continue to decline. The Company's management has made arrangements with other parties to directly support its customers' hardware maintenance needs. The declines in software maintenance revenue can be attributed to a decline in older products and reduced third party software maintenance revenues. Billable services revenue increased $528,000, or 25% from fiscal 1996. This increase is directly related to the increased revenues resulting from the Company's proprietary software products. Training revenue increased $103,000, or 6%, as compared to fiscal 1996. North American service revenue, which comprised 77% of the total worldwide service revenue, declined $322,000, or 4%, as compared to fiscal 1996. European service revenue declined $295,000, or 11%, as compared to fiscal 1996.

Total service revenue for the year ended September 30, 1996, decreased $2.7 million, or 18%, from the year ended September 30, 1995. Hardware maintenance revenue decreased $1.3 million, or 46%, while software maintenance revenue decreased $1.4 million, or 17% for fiscal 1996 as compared to fiscal 1995. The Company experienced an overall decline in service revenue for all geographic locations during fiscal 1996. The declines in software maintenance revenue can be attributed to a decline in older products and reduced third party software maintenance revenues. Billable services revenue increased $144,000, or 7% from fiscal 1995. Training revenue decreased $45,000, or 3%, as compared to fiscal 1995. North American service revenue, which comprised 76% of the total worldwide service revenue, declined $2.2 million, or 19%, as compared to fiscal 1995. European service revenue declined $448,000, or 15%, as compared to fiscal 1996.

COST OF SALES AND SERVICE - The result of operations for the year ended September 30, 1997, continued to reflect shifts in product mix from hardware to software and services. For the year ended September 30, 1997, gross profit margins on total revenue increased to 62% from 57% for the year ended September 30, 1996. Gross profit margins on sales revenue for the year ending September 30, 1997, increased to 73% from 64% for the year ended September 30, 1996. In fiscal 1997, gross profit margins on hardware declined $586,000, yielding a gross margin of 14%, as compared to a gross margin of 23% in fiscal 1996. This decline reflects the Company's focus on selling its own software product sales rather than third party products that produce less gross profit. In fiscal 1997, gross profit margins on software sales increased $610,000 yielding a gross margin of 87%, as compared to a gross margin of 91% in fiscal 1996.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

Gross profit margins for total service revenue in fiscal 1997 increased $67,000, yielding a gross margin of 54%, as compared to a gross margin of 52% in fiscal 1996. Gross margins on billable services and training in fiscal 1997 increased to 38% from 37% in fiscal 1996 due to increased revenue. Gross profit margins on hardware maintenance declined $147,000 yielding gross margins of 16% in fiscal 1997 as compared to gross margins of 19% in fiscal 1996. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. Software maintenance gross margins improved to 72% from 68% in fiscal 1997 due to the Company's efforts to control costs in its delivery of support.

Gross profit margins for total service revenue in fiscal 1996 decreased $1.8 million, yielding a gross margin of 52%, as compared to a gross margin of 55% in fiscal 1995. Gross margins on billable services and training in fiscal 1996 decreased to 37% from 50% in fiscal 1995 due to increased costs to provide billable services and fixed training expenses. Gross profit margins on hardware maintenance declined $554,000 yielding gross margins of 19% in fiscal 1996 as compared to gross margins of 29% in fiscal 1995. Software maintenance gross margins improved to 68% from 67% in fiscal 1996 due to increased sales of the Company's proprietary support and cost containment efforts.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 33% of total revenues for the year ended September 30, 1997, compared to 43% of total revenues for the year ended September 30, 1996. The change in research and development spending as a percentage of revenue in fiscal 1997 is due in part to a decrease of $2.7 million, or 30%, in spending associated with the discontinuation of the Company's Mosaic product line, along with a 7% decrease in total revenues as compared to fiscal 1996.

Research and development expenses were approximately 43% of total revenues for the year ended September 30, 1996 and 35% for the years ended September 30, 1995. The change in research and development spending as a percentage of revenue in fiscal 1996 is due in part to a decrease of $342,000, or 4%, in spending along with a 17% decrease in total revenues as compared to fiscal 1995. In September 1996, the Company ceased development of its Mozaic product due to competitive pressures and the Company's focus on developing its other proprietary software products. Approximately $3.2 million in research and development expenditures were expended during fiscal 1996 for the Mozaic product development. As a consequence of discontinuing this product development a workforce reduction of 35 employees occurred in September 1996.

MARKETING, GENERAL AND ADMINISTRATIVE - For the year ended September 30, 1997, marketing, general and administrative expenses decreased $1.2 million, or 8%, from the year ended September 30, 1996. North American marketing, general and administrative spending declined $738,000 due to the closure of field offices and the Company's cost containment measures. During fiscal 1997, European marketing, general and administrative spending declined $469,000, as compared to fiscal 1996 as occupancy and personnel costs were reduced.

For the year ended September 30, 1996, marketing, general and administrative expenses decreased $2.0 million, or 12%, from the year ended September 30, 1995. In fiscal 1996, North American marketing, general and administrative spending declined $1.1 million, as compared to fiscal 1995. European marketing, general and administrative spending declined $841,000, as compared to fiscal 1995. During fiscal 1996, the Company implemented cost containment measures to streamline operations worldwide.

INTEREST - In the year ended September 30, 1997, interest expense decreased $188,000 or 26% from the year ended September 30, 1996, as a result of less borrowings and the conversion of $4.7 million of related party debt to common stock. Interest income decreased $134,000, or 65% from fiscal 1996.

In the year ended September 30, 1996, interest expense decreased 13% compared to the year ended September 30, 1995, as a result of converting $11.5 million of related party debt to common stock. Interest income decreased 24% from fiscal 1995.

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

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At September 30, 1997, the Company had approximately $1.4 million in cash and cash equivalents, which was 35% less than cash balances at September 30, 1996. Cash used in operations during the year ended September 30, 1997 was $7.0 million compared to $9.7 million for the year ended September 30, 1996. The Company's net working capital was approximately $416,000 at September 30, 1997, as compared to $268,000 at September 30, 1996. Capital expenditures were made primarily for computer equipment and were $1.1 million for the year ended September 30, 1997 compared to $1.6 million for the year ended September 30, 1996. Cash used in investing activities was $1.0 million for the year ended September 30, 1997 compared to $1.5 million for the year ended September 30, 1996. Cash generated from financing activities was $7.4 million for the year ended September 30, 1997 compared to $11.0 million for the year ended September 30, 1996. Cash generated from financing activities resulted from the issuance of related party notes payable and was used primarily to fund operations.

Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. As of September 30, 1997, the Company had no material commitments for capital expenditures.

During fiscal 1994, the Company received a permanent waiver of financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent wavier of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1998. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1998.

CURRENCY FLUCTUATIONS

The Company has three wholly owned foreign subsidiaries and one foreign branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $303,000 of an unfavorable exchange rate variance and a $1.7 million decrease in revenue volume resulted in a $2.0 million decrease in non-U.S. revenue between 1997 and 1996. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the years then ended September 30, 1997, and 1996, the Company had realized a gain of approximately $8,000 and a loss of $27,000 respectively, through payments it had received from its subsidiaries.

                 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

We have audited the accompanying consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1997, 1996, 1995 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 1998.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                                  KPMG PEAT MARWICK LLP


Denver, Colorado
November 6, 1997

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                       -------------------------
ASSETS                                                                     1997          1996
                                                                       -------------------------
                                                                  (in thousands, except share amounts)
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   $  1,421         $  2,173
 Receivables, net of allowance of $153 and $173 . . . . . . . . . . .      3,233            2,846
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51              304
 Service parts and prepaid expenses . . . . . . . . . . . . . . . . .        545              522
                                                                        -------------------------
  Total current assets. . . . . . . . . . . . . . . . . . . . . . . .      5,250            5,845
                                                                        -------------------------
Property, facilities and equipment (Note 1):
 Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        356              356
 Building and improvements. . . . . . . . . . . . . . . . . . . . . .      8,392            8,204
 Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . .      7,955            9,560
 Furniture, fixtures and leasehold improvements . . . . . . . . . . .        925              906
                                                                        -------------------------
                                                                          17,628           19,026
 Less accumulated depreciation and amortization . . . . . . . . . . .    (11,461)         (12,572)
                                                                        -------------------------
                                                                           6,167            6,454
                                                                        -------------------------
Purchased software, net of accumulated amortization of $1,369
 and $1,123 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        322              461
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63               90
                                                                        -------------------------
  Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,802         $ 12,850
                                                                        -------------------------
                                                                        -------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .   $    840         $  1,195
 Current portion of long-term debt (Note 3) . . . . . . . . . . . . .        240              240
 Current portion of capital lease obligations (Note 4). . . . . . . .          7              128
 Accrued interest payable, related party portion $214 and $490. . . .        390              516
 Unearned service revenue and customer deposits . . . . . . . . . . .      1,141            1,590
 Accrued compensation and related taxes . . . . . . . . . . . . . . .        470              673
 Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      1,746            1,235
                                                                        -------------------------
  Total current liabilities . . . . . . . . . . . . . . . . . . . . .      4,834            5,577
Long-term debt, related party portion $4,975 and $1,900 (Note 3). . .      6,415            3,580
Capital lease obligations (Note 4). . . . . . . . . . . . . . . . . .         --                8
                                                                        -------------------------
  Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     11,249            9,165
                                                                        -------------------------

Shareholders' equity (Note 6):
 Common stock, $.02 par value; authorized 40,000,000 shares;
  issued (including treasury stock) 9,314,347 and 7,745,929
  shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        186              155
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .     88,784           84,106
 Cumulative currency translation adjustments. . . . . . . . . . . . .     (1,035)            (980)
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .    (86,897)         (79,111)
 Treasury stock - 26,140 common shares at cost. . . . . . . . . . . .       (485)            (485)
                                                                        -------------------------
  Total shareholders' equity. . . . . . . . . . . . . . . . . . . . .        553            3,685
Commitments and contingency (Notes 2 and 4 )
                                                                        -------------------------
                                                                        $ 11,802         $ 12,850
                                                                        -------------------------
                                                                        -------------------------

                See Notes to Consolidated Financial Statements.

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED
                                                                      SEPTEMBER 30,
                                                           ------------------------------------
                                                             1997          1996          1995
                                                           ------------------------------------
                                                         (in thousands, except per share amounts)
Revenues:
  Sales. . . . . . . . . . . . . . . . . . . . . . . . .   $ 8,112       $  9,139      $ 10,824
  Service. . . . . . . . . . . . . . . . . . . . . . . .    11,627         12,092        14,767
                                                           ------------------------------------
                                                            19,739         21,231        25,591
                                                           ------------------------------------
Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . . .     2,335          3,248         4,006
  Cost of service. . . . . . . . . . . . . . . . . . . .     5,173          5,842         6,686
  Research and product development . . . . . . . . . . .     6,464          9,176         8,834
  Marketing, general, and administrative . . . . . . . .    13,085         14,271        16,242
                                                           ------------------------------------
                                                            27,057         32,537        35,768
                                                           ------------------------------------
Loss from operations.  . . . . . . . . . . . . . . . . .    (7,318)       (11,306)      (10,177)

Interest income. . . . . . . . . . . . . . . . . . . . .        71            204           267
Interest expense, related party portion $490, $390
  and $559 . . . . . . . . . . . . . . . . . . . . . . .      (537)          (725)         (835)
                                                           ------------------------------------
Loss before income taxes . . . . . . . . . . . . . . . .    (7,784)       (11,827)      (10,745)
Income tax benefit (expense) (Note 5). . . . . . . . . .        (2)            40           (32)
                                                           ------------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . .   $(7,786)      $(11,787)     $(10,777)
                                                           ------------------------------------
                                                           ------------------------------------

Loss per share.  . . . . . . . . . . . . . . . . . . . .   $  (.91)      $  (2.32)     $  (3.53)
                                                           ------------------------------------
                                                           ------------------------------------

Weighted average number of common shares outstanding . .     8,554          5,086         3,052
                                                           ------------------------------------
                                                           ------------------------------------

                See Notes to Consolidated Financial Statements.

                       AUTO-TROL TECHNOLOGY CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                CUMULATIVE
                                                    COMMON STOCK    ADDITIONAL   CURRENCY
                                                 -----------------   PAID-IN    TRANSLATION   ACCUMULATED  TREASURY
                                                   SHARES   AMOUNT   CAPITAL    ADJUSTMENTS     DEFICIT      STOCK      TOTAL
                                                 -------------------------------------------------------------------------------
                                                                     (in thousands, except  share amounts)
Balance, September 30, 1994. . . . . . . . . . . 2,153,619    $ 44   $58,755      $  (357)      $(56,547)    $(485)    $  1,410
  Issuances under stock option
   and compensation plans. . . . . . . . . . . .     1,961       -        13                                                 13
  Common stock issued through conversion
   of related party debt . . . . . . . . . . . . 1,658,400      33    12,405                                             12,438
  Capital contribution to subsidiary
   acquired in business combination. . . . . . .                         503                                                503
  Issuance of common stock in business
   combination (Note 9). . . . . . . . . . . . .   121,201       2        (2)                                                 -
  Change in cumulative currency translation
   adjustments . . . . . . . . . . . . . . . . .                                      (54)                                  (54)
  Net loss . . . . . . . . . . . . . . . . . . .                                                 (10,777)               (10,777)
                                                 ------------------------------------------------------------------------------
Balance, September 30, 1995. . . . . . . . . . . 3,935,181      79    71,674         (411)       (67,324)     (485)       3,533
  Issuances under stock option and
   compensation plans. . . . . . . . . . . . . .     1,224       -         8                                                  8
  Common stock issued through conversion of
   related party debt. . . . . . . . . . . . . . 3,809,524      76    12,424                                             12,500
  Change in cumulative currency translation
   adjustments . . . . . . . . . . . . . . . . .                                     (569)                                 (569)
  Net loss . . . . . . . . . . . . . . . . . . .                                                 (11,787)               (11,787)
                                                 ------------------------------------------------------------------------------
Balance, September 30, 1996. . . . . . . . . . . 7,745,929     155    84,106         (980)       (79,111)     (485)       3,685
  Issuances under stock option and
   compensation plans. . . . . . . . . . . . . .     1,751       -         9                                                  9
  Common stock issued through conversion of
   related party debt. . . . . . . . . . . . . . 1,566,667      31     4,669                                              4,700
  Change in cumulative currency
   translation adjustments . . . . . . . . . . .                                      (55)                                  (55)
  Net loss . . . . . . . . . . . . . . . . . . .                                                  (7,786)                (7,786)
                                                 ------------------------------------------------------------------------------
Balance, September 30, 1997. . . . . . . . . . . 9,314,347    $186   $88,784      $(1,035)      $(86,897)    $(485)    $    553
                                                 ------------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------------


                   See Notes to Consolidated Financial Statements.

                       AUTO-TROL TECHNOLOGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED
                                                                    SEPTEMBER 30,
                                                            -------------------------------
                                                             1997         1996      1995
                                                            -------------------------------
                                                                       (in thousands)
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . $  (7,786)  $(11,787)  $(10,777)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .    1,406       1,570      1,830
    Loss (gain) on disposal of property, facilities,
      and equipment . . . . . . . . . . . . . . . . . . . .        7          41        184
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables. . . . . . . . . .     (516)      1,225        543
      (Increase) decrease in inventories. . . . . . . . . .      254        (132)        90
      (Increase) decrease in service parts and prepaids . .      160        (210)       466
      Increase (decrease) in  accounts payable. . . . . . .     (335)       (206)      (917)
      Increase (decrease) in accrued interest payable . . .     (126)        109       (171)
      Increase (decrease) in unearned service
        revenue and customer deposits . . . . . . . . . . .     (449)        402       (168)
      Increase (decrease) in other liabilities                   557        (783)       262
      Increase (decrease) in accrued compensation and
        related taxes . . . . . . . . . . . . . . . . . . .     (198)        106         61
                                                            -------------------------------
Net cash used by operating activities . . . . . . . . . . .   (7,026)     (9,665)    (8,597)
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . .   (1,148)     (1,573)    (1,136)
  Proceeds from sale of property, facilities and
    equipment . . . . . . . . . . . . . . . . . . . . . . .      161          92        277
  (Increase) decrease in other assets . . . . . . . . . . .       27           6        (19)
                                                            -------------------------------
Net cash used by investing activities . . . . . . . . . . .     (960)     (1,475)      (878)
Cash flows from financing activities:
  Proceeds from issuance of notes payable,
    related party . . . . . . . . . . . . . . . . . . . . .    8,075      11,500     10,350
  Payments on notes payable, capital leases, and
    long-term debt, related party portion $300,
    $0 and $1,000 . . . . . . . . . . . . . . . . . . . . .     (669)       (531)    (1,240)
  Proceeds from issuance of common stock. . . . . . . . . .        9           8         13
  Capital contributions to subsidiary . . . . . . . . . . .        -           -        503
                                                            -------------------------------
Net cash  provided by financing activities. . . . . . . . .    7,415      10,977      9,626
Effect of exchange rate changes on cash . . . . . . . . . .     (181)        (52)        (8)
                                                            -------------------------------
Net increase (decrease) in cash and cash equivalents. . . .     (752)       (215)       143
Cash and cash equivalents at the beginning of the year. . .    2,173       2,388      2,245
                                                            -------------------------------
Cash and cash equivalents at the end of the year. . . . . . $  1,421    $  2,173   $  2,388
                                                            -------------------------------
                                                            -------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, related party
  portion of $490, $391 and $391. . . . . . . . . . . . . . $    631    $    563   $  1,006

                   See Notes to Consolidated Financial Statements.

                       AUTO-TROL TECHNOLOGY CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997, 1996, AND 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

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

PROPERTY, FACILITIES AND EQUIPMENT

Property, facilities, and equipment, including leasehold improvements, are recorded at cost and depreciated or amortized on the straight line method over the estimated useful lives of the respective assets or the lease period, whichever is shorter. Gains and losses from retirement or replacement of property, facilities, and equipment are included in operations. Betterments and renewals are capitalized. Maintenance and repairs are charged to operations.

The estimated useful lives of facilities and equipment used in determining depreciation and amortization are as follows:

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

REVENUE RECOGNITION

Revenue is comprised of equipment sales, software license fees, related customer support contracts, and other support services. Revenues from the sale of equipment and software licenses are generally recorded at the time of delivery to the customer. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. Post-sales customer support revenues are recognized ratably over the contract period. Included in post-contract support costs are direct costs paid to third-party vendors, which are expensed as incurred. In addition, labor and overhead expenses relating to support personnel are included in cost of service and are expensed as incurred. The Company provides a warranty for its products, generally for thirty days from the date of installation, and establishes an allowance to cover warranty costs during this period. Service contract revenues are recognized as the services are performed.

                           AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


SIGNIFICANT CUSTOMER

The Company had one significant customer which, in the aggregate, contributed approximately 11% of the Company's total revenues in the year ended September 30, 1997 from its core product CENTRA 2000 and related products and ancillary services.

RESEARCH AND PRODUCT DEVELOPMENT

The Company charges research and product development costs to operations as incurred.

AMORTIZATION OF SOFTWARE

Purchased software acquired for use in the business includes the cost of software acquired through acquisitions and from third-party vendors. Amortization of these costs is included in research and product development or marketing, general and administrative expenses depending on the application of the software. Such costs are amortized using the straight-line method over the estimated useful lives ranging from three to five years. Software amortization expense was $245,000, $132,000, and $365,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

SOFTWARE ROYALTIES

The Company pays royalties for software licensed from third-party vendors for sublicense to the Company's customers. Total royalty expense incurred for third-party software was approximately $171,000, $170,000, and $112,000 for fiscal years ended September 30, 1997, 1996, and 1995, respectively. These costs are included in cost of sales.

LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of common shares outstanding and is adjusted, if applicable, for common equivalent shares, which for the years ended September 30, 1997, 1996, and 1995, were antidilutive.

2.   ECONOMIC DEPENDENCY ON MAJORITY SHAREHOLDER:

During fiscal years 1997, 1996 and 1995, affiliates of the Company's President, Chairman of the Board, and majority shareholder loaned the Company $8,075,000, $11,500,000 and $10,350,000 respectively. The Company converted $4,700,000, $12,500,000 and $12,438,000 of shareholder loans to equity in 1997, 1996 and 1995 respectively, and repaid $300,000 in 1997 and $1,000,000 in 1995. The shareholder loan balance at September 30, 1997, was $4,975,000. The notes are unsecured and are due on October 1, 1999, bearing interest at 10% per annum.
The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing the Company such financial support at least through December 31, 1998.

3.   DEBT:

Long-term debt consists of the following as of September 30:   1997     1996
                                                               ----     ----
                                                               (in thousands)
Related party debt (see Note 2). . . . . . . . . . . . . . . .$ 4,975  $ 1,900
Industrial Development Revenue Bonds(a). . . . . . . . . . . .  1,680    1,920
                                                              ----------------
                                                                6,655    3,820
Less current portion of long-term debt . . . . . . . . . . . .   (240)    (240)
                                                              ----------------
                                                              $ 6,415  $ 3,580
                                                              ----------------
                                                              ----------------

Maturities of long-term debt for each of the five years subsequent to September 30, 1997, and thereafter are as follows:

               1998. . . . . . . . . . . . . . . . . . . . $  240
               1999. . . . . . . . . . . . . . . . . . . .  5,215
               2000. . . . . . . . . . . . . . . . . . . .    240
               2001. . . . . . . . . . . . . . . . . . . .    240
               2002. . . . . . . . . . . . . . . . . . . .    240
               Thereafter. . . . . . . . . . . . . . . . .    480
                                                           ------
                                                           $6,655
                                                           ------
                                                           ------

                           AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(a) The Industrial Development Revenue Bonds were issued by the City of Thornton, Colorado, to finance the cost of the Company's corporate headquarters. The bonds bear interest at 8%, are payable in annual installments of $240,000 through August, 2004, and are collateralized by a mortgage indenture on the facilities. The indenture has debt covenants which place certain limitations on the Company, including restrictions on the sale of assets, and certain common stock transactions including payment of dividends. The Company has received a permanent waiver of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

4.   LEASES:

The Company leases certain office facilities and equipment under operating leases expiring at various dates through fiscal 2006. As of September 30, 1997, the future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) are as follows:

               YEAR ENDING SEPTEMBER 30,     CAPITAL LEASES   OPERATING LEASES
        ----------------------------------------------------------------------
                                                       (in thousands)

        1998. . . . . . . . . . . . . . . .        $  7            $  991
        1999. . . . . . . . . . . . . . . .          --               521
        2000. . . . . . . . . . . . . . . .          --               278
        2001. . . . . . . . . . . . . . . .          --                85
        2002. . . . . . . . . . . . . . . .          --                63
        Thereafter. . . . . . . . . . . . .          --               145
                                             ----------------------------
        Total minimum lease payments. . . .           7            $2,083
                                                              -----------
                                                              -----------
        Less amount representing interest .          (1)
                                             ----------
        Present value of net minimum
          lease payments. . . . . . . . . .           6
        Less current portion of capital
          lease obligations . . . . . . . .          (6)
                                                   $  0
                                             ----------
                                             ----------

There are no other material subleases or contingent rentals related to the leases, and the lease payments include no executory costs. Aggregate rental expense under operating leases was $1,706,000, $1,660,000, and $1,964,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

The Company has entered into a lease agreement to sublet 22,500 square feet of its corporate headquarters. The aggregate rental income for the year ended September 30, 1997 was $149,000. The sublease has a five year term and expires on January 31, 2002.

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

Based on the uncertainty of future realization, a valuation allowance equal to the deferred tax asset relating to the Company's net operating loss carry forwards for income tax purposes of approximately $50.4 million has been provided. Accordingly, no tax benefit has been recorded in 1997, 1996 and 1995.

                           AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The components of the current provisions for income taxes are as follows:

                                                    YEAR ENDED
                                                   SEPTEMBER 30,
                                               ----------------------
                                               1997     1996    1995
                                               ----     ----    ----
                                                    (in thousands)
        Total income tax expense (benefit)     $  2    $ (40)   $ 32
        United States tax expense (benefit)       -        -       -
                                               ----------------------
        Total income tax expense (benefit)     $  2    $ (40)   $ 32
                                               ----------------------
                                               ----------------------

The following summarizes the amount of the Company's loss, before income taxes, contributed by domestic and foreign operations:

                                             YEAR ENDED
                                            SEPTEMBER 30,
                               -------------------------------------
                                  1997           1996        1995
                                  ----           ----        ----
                                            (in thousands)
               United States   $ (5,986)     $  (9,997)    $ (8,650)
               Foreign           (1,798)        (1,830)      (2,095)
                               -------------------------------------
                               $ (7,784)     $ (11,827)    $(10,745)
                               -------------------------------------
                               -------------------------------------

The Company's effective tax rate varies from the statutory federal income tax rate as follows:

                                                       YEAR ENDED
                                                      SEPTEMBER 30,
                                               ---------------------------
                                                1997      1996      1995
                                                ----      ----      ----
        Expected federal income tax benefit (34.0)% (34.0)% (34.0)% Increase in valuation allowance for
          deferred tax asset                    34.0      34.0      34.0
                                               ---------------------------
        Actual tax rate                            -         -         -
                                               ---------------------------
                                               ---------------------------

                        AUTO-TROL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  SHAREHOLDERS' EQUITY:

STOCK OPTIONS:

The Company has in effect two stock option plans: an Incentive Stock Option Plan and a Special Purpose Plan, whereby 400,000 shares of common stock are authorized for issuance. Under both plans, the exercise price of each option equals the fair market value, (the average of the representative highest and lowest prices), of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at the discretion of the Compensation Committee and vest at the rate of 20% per year through the fifth anniversary of the grant of the stock option.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: no dividend yield for all years; expected volatility of 150 percent and 218 percent based upon historical volatility over the last three years; risk-free interest rates of
5.98 percent and 5.98 percent; and expected lives of five years for all two years. The risk-free rates used in the calculation represent the average U.S. Government Security interest rates on the stock option grant date with maturities equal to the expected term of the option. The effect of actual forfeitures is included in the computation of compensation costs for options granted during each of the respective years.

A summary of the status of the Company's two fixed stock options plans as of September 30, 1995, 1996 and 1997, and changes during the years ended on those dates, is presented below (shares in thousands):

                                                 YEAR ENDED
                                                SEPTEMBER 30,
                                  --------------------------------------
                                       1997               1996
                                       ----               ----
                                           WEIGHTED           WEIGHTED
                                            AVERAGE            AVERAGE
                                           EXERCISE           EXERCISE
FIXED OPTIONS                      SHARES    PRICE    SHARES    PRICE
-------------                      ------    -----    ------    -----
Outstanding at beginning of year   193,981   $6.44     61,128   $7.00
Granted                            457,216   $2.78    175,773   $6.32
Exercised                                -   $   -       (254)  $3.75
Forfeited                         (340,390)  $4.75    (42,666)  $6.78
                                  --------            -------
Outstanding at end of year         310,807   $2.74    193,981   $6.44
                                  --------            -------
                                  --------            -------
Options exercisable at year end     41,292             19,426
Weighted-average fair value of
 options granted during the year     $3.29              $4.46

The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                    NUMBER       WEIGHTED-AVG.       NUMBER
                  OUTSTANDING      REMAINING       EXERCISABLE
EXERCISE PRICE    AT 9/30/97   CONTRACTURAL LIFE   AT 9/30/97
--------------    ----------   -----------------   ----------
     $1.56          71,700         9.7 years             0
     $3.00         234,004         9.3 years        38,333
     $3.75           2,924         5.9 years         2,340
     $6.56              50         7.8 years            20
     $6.88           1,495         8.4 years           299
    $10.00             550         7.3 years           220
    $20.00              80         3.2 years            80
$1.56 to $20.00    310,803         9.3 years        41,292

                      AUTO-TROL TECHNOLOGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, since the Company grants options at fair market value, no compensation cost has been recognized for its Incentive Stock Option Plans and its Special Purpose Plan. Had compensation expense for the Company's plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      (in thousands, except
                                        per share amounts)

                                        1997         1996
                                        ----         ----
Net Income:
  As reported                         $(7,786)     $(11,787)
  Pro forma                           $(8,157)     $(12,201)

Primary earnings per share:
  As reported                         $ (0.91)     $  (2.32)
  Pro forma                           $ (0.95)     $  (2.38)

Full diluted earnings per share:
  As reported                         $ (0.91)     $  (2.32)
  Pro forma                           $ (0.95)     $  (2.40)

EMPLOYEE STOCK PURCHASE PLAN - The Company has an Employee Stock Purchase Plan, under which 21,047 shares are available for purchase by employees as of September 30, 1997. Employees have purchased 3,462 shares of common stock under the Company's Employee Stock Purchase Plan through September 30, 1997.

7.  EMPLOYEE RETIREMENT PLAN:

The Retirement Savings Plan (Plan) is a cash or deferred profit-sharing plan designed to comply with the requirements of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. Substantially all employees of the Company with six months of service are eligible to participate in the Plan; however, certain employee groups may be made ineligible at the discretion of the Company. The Plan's funds are invested by an independent broker into various funds as selected by the 401(k) Committee. Plan funds may not be invested in common stock of the Company. Under the Plan, employees may contribute ten dollars, plus an additional 1% to 15% of their compensation per pay period, to a tax deferral account subject to statutory maximums. The Company will contribute to the account of a participant an amount equal to the employee's contribution up to ten dollars per pay period. The Company recognized expense related to the Plan of approximately $32,000, $44,000, and $46,000 in the years ended September 30, 1997, 1996, and 1995, respectively. The Board of Directors may, at its discretion, terminate the Plan at any time in whole or in part. Upon such termination, the Plan provides for the distribution of the assets of the fund for the benefit of its participants.

                       AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  FOREIGN AND DOMESTIC OPERATIONS:

Revenues, operating results before unallocated expenses, and identifiable assets as of and for the three years ended September 30, 1997, 1996 and 1995 by geographic area are presented in the table below. There were no significant amounts of sales or transfers between geographic areas.

                                              YEAR ENDED SEPTEMBER 30,
                                           -----------------------------
                                             1997      1996       1995
                                             ----      ----       ----
                                                  (in thousands)
Revenues:
  North America                            $15,137   $ 14,731   $ 17,344
  Europe                                     3,698      5,729      7,192
  Other (1)                                    904        771      1,055
                                           -----------------------------
                                           $19,739   $ 21,231   $ 25,591
                                           -----------------------------
Loss before income taxes:
  North America                            $(5,151)  $(10,530)  $ (6,625)
  Europe                                    (2,459)    (1,440)    (3,870)
  Other                                       (174)       143       (250)
                                           -----------------------------
Consolidated loss before income taxes (2)  $(7,784)  $(11,827)  $(10,745)
                                           -----------------------------
                                           -----------------------------
Identifiable assets at year end:
  North America                            $10,051   $ 10,618   $ 12,069
  Europe                                     1,193      1,716      1,978
  Other                                        558        516        341
                                           -----------------------------
                                           $11,802   $ 12,850   $ 14,388
                                           -----------------------------
                                           -----------------------------

(1) Export sales were made to various international distributors and to the Company's Australian branch.

(2) Research and development expenses have been allocated to each geographic area based on the revenues generated by each area from internally-developed software products. Management believes this to be a reasonable method for allocating research and development expenses.

Interest expense has been allocated to each geographic area based on subsidiary assets and liabilities funded by domestic borrowings.

9.  BUSINESS COMBINATION WITH RELATED PARTY:

On June 30, 1995, AT Development Inc., a wholly owned subsidiary of Auto-trol Technology Corporation, acquired a 100% interest in Metaware, Inc., doing business as Centra 2000, Inc. The consideration for the purchase was four shares of Auto-trol Technology Corporation common stock for each share of Centra 2000, Inc. common stock outstanding. The 1,212,008 shares of Auto-trol Technology Corporation common stock exchanged were not registered under Federal or State securities laws and are subject to restrictions on resale. Additional consideration for existing Centra 2000, Inc. shareholders consists of stock in Auto-trol Technology Corporation and a cash bonus in each of the succeeding four years, which is contingent upon meeting a development schedule and market acceptance of the CENTRA 2000 product.

Auto-trol Technology Corporation's President and Chairman of the Board, Howard
B. Hillman, controlled, through various affiliates, the majority of the outstanding shares of capital stock of both Auto-trol Technology Corporation and Centra 2000, Inc. ("Centra").

The effect of applying the purchase method of accounting to the acquisition of the common stock of Centra owned by the other shareholders was not significant. Accordingly, the acquisition was accounted for in a manner similar to a pooling of interests of entities under common control. For income tax purposes, the merger was a nontaxable transaction.

                       AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

None.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1998, under the caption "Election of Directors" and "Executive Officers", and is incorporated herein by reference.

                       ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1998, under the caption "Executive Compensation", and is incorporated herein by reference.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1998, under the caption "Voting Securities and Principal Shareholders", and is incorporated herein by reference.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 1998, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

The Company intends to file definitive copies of the Proxy Statement with the Securities and Exchange Commission within 120 days after September 30, 1997, the close of its last fiscal period, and pursuant to General Instruction G to Form 10-K. Information called for by these items is incorporated herein by reference from such definitive Proxy Statement.

                                   PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                 ON FORM 8-K

                                                                         PAGE
                                                                         ----
(a) 1. FINANCIAL STATEMENTS

    The following Consolidated Financial Statements of Auto-trol
     Technology Corporation are included in Part II, Item 8:
    Independent Auditors' Report                                          11
    Consolidated Balance Sheets - September 30, 1997 and 1996             12
    Consolidated Statements of Operations - years ended September 30,
     1997, 1996, and 1995                                                 13
    Consolidated Statements of Shareholders' Equity - years ended
     September 30, 1997, 1996, and 1995                                   14
    Consolidated Statements of Cash Flows - years ended September 30,
     1997, 1996, and 1995                                                 15
    Notes to Consolidated Financial Statements                            16-22

    2. FINANCIAL STATEMENT SCHEDULE

    Independent Auditors' Report                                          25
    Schedule II - Valuation and qualifying accounts and reserves -
     years ended September 30, 1997, 1996, and 1995                       26

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.

    3.  EXHIBITS

    Exhibit
    Number       Description of Exhibit
    -------      ----------------------
     3.3     Restated Articles of Incorporation*
     3.4     Bylaws**
     3.5     Amendment to Bylaws***
     4.1     Specimen Certificate**
     4.2     Copies of Industrial Development Revenue Bond documents**
     4.3     Specimen Debentures, Warrants, Royalty Agreement, and Royalty
             Certificate issued to purchase Research and Development Limited
             Partnership Interests+
    10.1     Copy of Incentive Stock Option Plan, as amended through
             January 28, 1992++
    10.2     Copy of Special Purpose Stock Option Plan, as amended through
             January 28, 1992++
    10.3     Agreement with Sun Microsystems, Inc. dated April 30, 1993+++
    10.4     Agreement with HP/Apollo Computer, Inc. dated July 4, 1994+++
    10.5     Agreement with Howard B. Hillman dated November 6, 1997
    21       Subsidiaries of the Registrant
    24       Consent of KPMG Peat Marwick LLP

*   Incorporated by reference from Form 10-K for fiscal year ended
    September 30, 1996, dated December 10, 1996.
** Incorporated by reference from Registration Statement No. 2-63253, filed January 24, 1979.
*** Incorporated by reference from Registration Statement No. 2-73702, filed
    August 14, 1981.
+   Incorporated by reference from Form 10-K for fiscal year ended
    September 30, 1988, dated December 14, 1988.
++  Incorporated by reference from Form 10-K for fiscal year ended
    September 30, 1993, dated December 18, 1992.
+++ Incorporated by reference from Form 10-K for fiscal year ended
    September 30, 1994, dated December 14, 1994.

(b) REPORTS ON FORM 8-K
A Form 8-K was filed October 31, 1997 reporting the change in trading exchange.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

    Under date of November 6, 1997, we reported on the consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the Company's Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1997, 1996, 1995 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 1998.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.







                                       KPMG PEAT MARWICK LLP


Denver, Colorado
November 6, 1997

                       AUTO-TROL TECHNOLOGY CORPORATION
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              SEPTEMBER 30, 1997

COLUMN A                                           COLUMN B    COLUMN C    COLUMN D     COLUMN E
--------                                           ----------  ----------  ----------   ---------
                                                   BALANCE AT  CHARGED TO               BALANCE
                                                   BEGINNING   COSTS AND                AT END
DESCRIPTION                                        OF PERIOD   EXPENSES    DEDUCTIONS   OF PERIOD
-------------------------------------------------------------------------------------------------
                                                                   (in thousands)
YEAR ENDED SEPTEMBER 30, 1997:
  Allowance for doubtful accounts                    $ 173       $ --       $   20       $  153
  Reserve for inventory obsolescence and shrinkage      55         --           12           43
  Accumulated amortization of service parts            996         --          881          115
  Valuation reserve for machinery and equipment        306         --           --          306
  Reserve for warranty and unearned discounts           55         54           --          109
                                                    -------------------------------------------
                                                    $1,585       $ 12       $1,016       $  557
                                                    -------------------------------------------
                                                    -------------------------------------------
YEAR ENDED SEPTEMBER 30, 1996:
  Allowance for doubtful accounts                   $  132       $170       $  129       $  173
  Reserve for inventory obsolescence and shrinkage      58          8           11           55
  Accumulated amortization of service parts            981         42           27          996
  Valuation reserve for machinery and equipment        306         --           --          306
  Reserve for warranty and unearned discounts           55         --           --           55
                                                    -------------------------------------------
                                                    $1,532       $220       $  167       $1,585
                                                    -------------------------------------------
                                                    -------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995:
  Allowance for doubtful accounts                   $  134       $ 61       $   63       $  132
  Reserve for inventory obsolescence and shrinkage      22         60           24           58
  Accumulated amortization of service parts            996         18           33          981
  Valuation reserve for machinery and equipment        306         --           --          306
  Reserve for warranty and unearned discounts          100          3           48           55
                                                    -------------------------------------------
                                                    $1,558       $142       $  168       $1,532
                                                    -------------------------------------------
                                                    -------------------------------------------

               See accompanying independent auditors' report

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                             AUTO-TROL TECHNOLOGY CORPORATION


Date: December 22, 1997                          By: /s/ HOWARD B. HILLMAN
                                                    ---------------------------
                                                    Howard B. Hillman,
                                                    President

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

SIGNATURES                                      TITLE                      DATE
----------                                      -----                      ----
/s/ HOWARD B. HILLMAN                           Chairman of the Board      December 22, 1997
----------------------------------------------- President (Principal
Howard B. Hillman                               Executive Officer)



/s/ MARY L. SCHWAB                              Vice President,            December 22, 1997
----------------------------------------------- Treasurer
Mary L. Schwab                                  (Principal Financial
                                                Officer and Principal
                                                Accounting Officer)



/s/ MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) Director                   December 22, 1997
-----------------------------------------------
Major General William R. Usher (Ret.)*



/s/ J. RODERICK HELLER, III                     Director                   December 22, 1997
-----------------------------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
-----------------------------------------------
J. RODERICK HELLER, III
-----------------------

                                EXHIBIT INDEX
      EXHIBIT
      NUMBER    DESCRIPTION OF EXHIBIT                                     PAGE
      -------   ----------------------                                     ----
        3.3     Restated Articles of Incorporation*
        3.4     Bylaws**
        3.5     Amendment to Bylaws***
        4.1     Specimen Certificate**
        4.2     Copies of Industrial Development Revenue Bond documents**
        4.3     Specimen Debentures, Warrants, Royalty Agreement, and
                Royalty Certificate issued to purchase Research and
                Development Limited Partnership Interests+
       10.1     Copy of Incentive Stock Option Plan, as amended through
                January 28, 1992++
       10.2     Copy of Special Purpose Stock Option Plan, as amended through
                January 28, 1992++
       10.3     Agreement with Sun Microsystems, Inc. dated April 30, 1993+++
       10.4     Agreement with HP/Apollo Computer, Inc. dated July 4, 1994+++
       10.5     Agreement with Howard B. Hillman dated November 6, 1997
       21       Subsidiaries of the Registrant
       24       Consent of KPMG Peat Marwick LLP

*   Incorporated by reference from Form 10-K for fiscal year ended
    September 30, 1996, dated December 10, 1996.
** Incorporated by reference from Registration Statement No. 2-63253, filed January 24, 1979.
*** Incorporated by reference from Registration Statement No. 2-73702, filed
    August 14, 1981.
+ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1988, dated December 14, 1988.
++ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1993, dated December 18, 1992.
+++ Incorporated by reference from Form 10-K for fiscal year ended September
    30, 1994, dated December 14, 1994.