Form 10-Q
period 1997-12-31
AUTO TROL TECHNOLOGY CORP
filed 1998-02-11
CIK 278048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
   [X]           Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the period ended December 31, 1997
                                      or
   [ ]           Transition Report Pursuant to Section 13 or15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

Number of shares outstanding as of February 10, 1998:  10,649,356

                        AUTO-TROL TECHNOLOGY CORPORATION
                        --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                  --------------------------------------------



                                                                                                                  Page
                                                                                                                 Number
Part I.  Financial Information
Item 1.  Financial Statements

         Consolidated Statements of Operations (unaudited) three months ended December 31, 1997                     1
             and 1996
         Consolidated Balance Sheets (unaudited) December 31, 1997 and September 30, 1997                           2
         Consolidated Statements of Cash Flow (unaudited) three months ended December 31, 1997 and                  3
             1996
         Notes to Consolidated Statements                                                                           4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    5-7
Part II. Other Information, Item 4 , Item 5 and Item 6(b) Reports on Form 8-k                                       8
         Signatures                                                                                                 9


                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                             1997               1996
                                                                     -------------------------------------
Revenues:
  Sales..............................................................           $   831            $ 2,213
  Service............................................................             2,913              3,292
                                                                     -------------------------------------
                                                                                  3,744              5,505
Costs and expenses:
  Cost of sales......................................................               210                684
  Cost of service....................................................             1,144              1,489
  Research and product development...................................             1,511              1,665
  Marketing, general and administrative..............................             2,386              3,312
                                                                     -------------------------------------
                                                                                  5,251              7,150

Loss from operations.................................................            (1,507)            (1,645)

  Interest income....................................................                20                 26
  Interest expense, related party portion, $75 and $162..............              (177)              (110)
                                                                     -------------------------------------
Loss before income taxes.............................................            (1,664)            (1,729)
Income tax benefit (expense).........................................                (2)               (11)
Net loss.............................................................           $(1,666)           $(1,740)
                                                                     =====================================

Basic and diluted loss per share.....................................             $(.17)             $(.23)

Weighted average number of shares outstanding........................             9,578              7,721

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                               December 31,
                                                                                   1997         September 30,
                                                                               (unaudited)          1997
                                                                            ----------------------------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents.................................................       $    990           $  1,421
  Receivables, net of allowance of $152 and $153............................          2,166              3,233
  Inventories...............................................................             40                 51
  Service parts and prepaid expenses........................................            477                545
                                                                            ----------------------------------
     Total current assets...................................................          3,673              5,250
                                                                            ----------------------------------

Property, facilities and equipment:
  Land......................................................................            356                356
  Building and improvements.................................................          8,415              8,392
  Machinery and equipment...................................................          6,923              7,955
  Furniture, fixtures and leasehold improvements............................            840                925
                                                                            ----------------------------------
                                                                                     16,534             17,628
  Less accumulated depreciation and amortization............................        (10,524)           (11,461)
                                                                            ----------------------------------
                                                                                      6,010              6,167

Purchased software, net of accumulated amortization of $1,323 and $1,369                296                322
Other assets................................................................             63                 63
                                                                            ----------------------------------
     Total assets...........................................................       $ 10,042           $ 11,802
                                                                            ==================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................................       $    240           $    240
  Accounts payable..........................................................            782                840
  Interest payable, related party portion $461 and $214.....................            529                390
  Unearned service revenue and customer deposits............................          1,897              1,141
  Accrued compensation and related taxes....................................            359                470
  Other liabilities.........................................................          1,188              1,753
                                                                            ----------------------------------
     Total current liabilities..............................................          4,995              4,834

Long-term debt, related party, $2,975 and $4,975............................          4,415              6,415
     Total liabilities......................................................          9,410             11,249
                                                                            ----------------------------------

Shareholders' equity:
  Common stock, $.02 par value; authorized 40,000,000 shares; issued
   (including treasury shares) 10,648,360 and 9,314,347 shares..............            213                186

  Additional paid-in capital................................................         90,758             88,784
  Cumulative currency translation adjustments...............................         (1,291)            (1,035)
  Accumulated deficit.......................................................        (88,564)           (86,897)
  Treasury stock 26,140 common shares at cost...............................           (485)              (485)
     Total shareholders' equity.............................................            632                553
                                                                            ----------------------------------
                                                                                   $ 10,042           $ 11,802
                                                                            ==================================

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                           1997          1996
                                                                                       -------------------------
Cash flow from operating activities:
   Net loss.....................................................................         $(1,633)        $(1,740)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization................................................             301             376
   Gain on disposal of property, facilities and equipment.......................              24              29
   (Increase) decrease receivables..............................................             959            (180)
   Decrease inventories.........................................................               9              94
   (Increase) decrease service parts and prepaids...............................              84             (69)
   Decrease accounts payable....................................................             (89)           (386)
   Increase interest payable....................................................             139             114
   Increase income tax payable..................................................              66              85
   Increase (decrease) unearned service revenue and customer deposits...........             756            (158)
   (Decrease) other liabilities.................................................            (811)           (302)
                                                                                       -------------------------
Net cash used by operating activities...........................................            (195)         (2,137)

Cash flow from investing activities:
   Capital expenditures.........................................................            (161)           (217)
   Proceeds from sale of property, facilities and equipment.....................              15              17
   (Increase) decrease of non-current service parts and other assets............              (1)              1
                                                                                       -------------------------
Net cash used by investing activities...........................................            (147)           (199)

Cash flow from financing activities:
   Proceeds from issuance of notes payable, related party.......................          (2,000)          1,800
   Payments on notes payable, capital lease and long-term debt..................              (9)            (37)
   Proceeds from issue of common stock..........................................           2,002               9
                                                                                       -------------------------
Net cash (used) provided by financing activities................................              (7)          1,772
Effect of exchange rate changes on cash.........................................             (82)            (11)
                                                                                       -------------------------
Net decrease in cash and cash equivalents.......................................            (431)           (575)
Cash and cash equivalents at the beginning of the period........................           1,421           2,173
                                                                                       -------------------------
Cash and cash equivalents at the end of the period..............................         $   990         $ 1,598
                                                                                       =========================

                 See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED DECEMBER 31, 1997

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Financial information as of September 30, 1997 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1997 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three month periods ending December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

(2) LOSS PER SHARE

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share at December 31, 1997 and 1996, as no dilutive common stock equivalents were outstanding.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussions contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Some additional factors, among others, are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly trained professional employees; the delay or deferral of customer implementations; the Company's success in expanding its direct sales force and indirect distribution channels; the timing of new product introductions and product enhancements by the Company and its competitors; the mix of products and services sold; levels of international sales; the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions.

RESULTS OF OPERATIONS

OVERVIEW

Revenues from sales and services for the first quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 decreased due to the delay of customer implementations and product development delays as well as an increased complexity of the sales cycle in the PDM and network configuration markets. Operating losses for the first quarter ended December 31, 1997 continued due primarily to the lack of revenue growth from products under development in the Electronic Publishing Solutions (EPS) and network configuration markets and slower than expected penetration in the PDM and mapping solutions markets. However, maintenance revenue increased slightly as the reductions in the legacy software products and in hardware appear to have leveled out. The Company continues to believe that its PDM, EPS and network configuration products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. The Company believes that its products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

REVENUES - For the quarter ended December 31, 1997, total sales and service revenue decreased $1,761,000, or 32%, from the quarter ended December 31, 1996. Total sales revenue for the first quarter of fiscal 1998 decreased $1,382,000, or 62%, from the quarter ended December 31, 1996. Hardware revenue for the first quarter of fiscal 1998 decreased $382,000, or 83%, as compared to the first quarter of fiscal 1997. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company will continue to sell hardware primarily as part of a total systems solution. Total software revenue decreased $1,000,000, or 57%, as compared to the first quarter of fiscal 1997. The decrease can be attributed to lower sales in the PDM and exploration data management and mapping solutions markets.

Total service revenue for the quarter ended December 31, 1997, decreased $379,000, or 12%, from the previous quarter ended December 31, 1996. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $66,000, or 24%, while software maintenance revenue showed an increase of 10%, or $165,000. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware and hardware maintenance will continue to decline. Training and billable services revenues decreased $478,000 or 35% from the previous quarter ended December 31, 1996 due to the corresponding decreases in new product revenue and delayed customer implementations.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)


COST OF SALES AND SERVICE - The result of operations for the quarter ended December 31, 1997, continued to reflect shifts in product mix from hardware to software and services. For the first quarter ended December 31, 1997, gross profit margins on total revenue increased to 64% from 61% for the first quarter ended December 31, 1996. Gross profit margins on sales revenue for the first quarter ending December 31, 1997, increased to 75% from 70% for the first quarter ended December 31, 1996. In the first quarter of fiscal 1998 gross profit margins on hardware declined by $88,000 as compared to the first quarter of fiscal 1997. In the first quarter of fiscal 1998, the gross profit margin on software sales remained constant at 83%, as compared to the first quarter of fiscal 1997.

Gross profit margins for total service revenue in the first quarter of fiscal 1998 decreased $26,000, yielding a gross margin of 61%, as compared to a gross margin of 54% in the first quarter of fiscal 1997. The gross margin on billable services and training in the first quarter of fiscal 1998 decreased to 31% from 39% in the first quarter of fiscal 1997. Gross profit margins on hardware maintenance decreased yielding a gross margin of 22% in the first quarter of fiscal 1998, as compared to a gross margin of 31% in the first quarter of fiscal 1997. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. The software maintenance gross margin increased $268,000, or 79% in the first quarter of fiscal 1998 from 71% in the first quarter of fiscal 1997.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 40% of revenue for the quarter ended December 31, 1997, and 30% of revenues for the quarter ended December 31, 1996. Total research and development expenses decreased by 9% or $154,000 in the first quarter ended December 31, 1997 compared to the previous year's first quarter. This decrease can be attributed to a cost reduction program that has been implemented.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the first quarter ended December 31, 1997, marketing, general and administrative expenses decreased $927,000, or 28%, from the first quarter ended December 31, 1996. European marketing, general and administrative spending declined $400,000, or 49%, due to a favorable exchange rate variance of $106,000, and a decrease in spending of $294,000, as compared to the first quarter ended December 31, 1996. This reduction is a direct result of the European restructuring activities completed by the end of fiscal 1997.
In the first quarter of fiscal 1998, North American marketing, general and administrative expenses decreased approximately $527,000, or 22%, as compared to the first quarter of fiscal 1997.

INTEREST - In the quarter ended December 31, 1997, interest expense increased 61% or $67,000 from the quarter ended December 31, 1996. Interest income decreased $6,000 from the first quarter of fiscal 1997 compared to the first quarter ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At December 31, 1997, the Company had approximately $990,000 in cash and cash equivalents, which was 30% lower than cash balances at September 30, 1997. The Company's net working capital was approximately ($1,322,000) at December 31, 1997, as compared to $416,000 at September 31, 1997. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. In December 1997, the Company had outstanding related party debt of $2,975,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder.

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

CURRENCY FLUCTUATIONS

The Company has three wholly owned subsidiaries and one branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $270,000 of unfavorable exchange rate variance and a $880,000 decrease in revenue volume resulted in a $1,150,000 decrease in non-U.S. revenue between the quarters ended December 31, 1997 and 1996. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to international operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the quarters ended December 31, 1997 and 1996, the Company had realized a loss of approximately $27,800 and $500 respectively, through payments it had received from its subsidiaries.

                          PART II.  OTHER INFORMATION


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders, which was held on January 27, 1998, the Company's stockholders elected the following three persons as directors, each to serve until the next annual meeting of stockholders or until his successor is elected and qualified: Howard B. Hillman, Major General William Usher, USAF (Ret.) and J. Roderick Heller III. All nominees were elected. In addition, the Company's stockholders affirmed the selection of the Company's auditors for the ensuing fiscal year. An amendment to the Company's Special Purpose Stock Option Plan and Incentive Stock Option Plan to increase the number of shares of common stock available for grant collectively under the Plans was approved at 1,000,000 shares.

ITEM 5

On February 13, 1998, Mary Lou Schwab, Vice President, Treasurer and principal Financial and Accounting Officer, resigned from the Company.

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


                                              AUTO-TROL TECHNOLOGY CORPORATION
                                                       (Registrant)


Date:  February 13, 1997                         /s/HOWARD B.HILLMAN
                                  ----------------------------------------------
                                                 Howard B. Hillman,
                                          Chairman of the Board, President
                                  (Principal Executive and Financial Officer and
                                           Principal Accounting Officer)