Form 10-Q
period 1998-03-31
AUTO TROL TECHNOLOGY CORP
filed 1998-05-13
CIK 278048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
  [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For the period ended March 31, 1998
                                      or
  [ ]          Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

Number of shares outstanding as of May 5, 1998:   12,649,356

                        AUTO-TROL TECHNOLOGY CORPORATION
                        --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE SIX MONTHS ENDED MARCH 31, 1998
                    ---------------------------------------



                                                                                                             Page Number
Part I.  Financial Information

 Item 1.  Financial Statements
     Consolidated Statements of Operations (unaudited), three and six months ended March 31, 1998                   1
          and 1997

     Consolidated Balance Sheets (unaudited), March 31, 1998 and September 30, 1997                                 2

     Consolidated Statements of Cash Flow (unaudited), six months ended March 31, 1998 and                          3
          1997

     Notes to Consolidated Statements                                                                               4

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   5-8

Part II.  Other Information, Item 4 , Item 5 and Item 6(b) Reports on Form 8-k                                      9

     Signatures                                                                                                    10


                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                 Three Month Ended             Six Months Ended
                                                                     March 31,                     March 31,
                                                                1998           1997           1998           1997
Revenues:
  Sales...................................................       $   556        $ 1,703        $ 1,387        $ 3,915
  Service.................................................         2,335          2,777          5,248          6,070
                                                          -----------------------------------------------------------
                                                                   2,891          4,480          6,635          9,985

Costs and expenses:
  Cost of sales...........................................            60            876            272          1,560
  Cost of service.........................................         1,081          1,283          2,223          2,772
  Research and product development........................         1,518          1,563          3,029          3,228
  Marketing, general and administrative...................         2,528          3,386          4,913          6,698
                                                          -----------------------------------------------------------
                                                                   5,187          7,108         10,437         14,258

Loss from operations......................................        (2,296)        (2,628)        (3,802)        (4,273)

  Interest income.........................................             0              9             13             35
  Interest expense (related party, $111, $105, $217,                 194            151            364            260
  $180)...................................................
                                                          -----------------------------------------------------------

Loss before income taxes..................................        (2,490)        (2,770)        (4,153)        (4,498)
Income tax (benefit) expense..............................            (2)             7              0             18
                                                          -----------------------------------------------------------

Net loss..................................................       $(2,488)       $(2,777)       $(4,153)       $(4,516)
                                                          ===========================================================

Basic and diluted loss per share..........................         $(.23)         $(.35)         $(.41)         $(.58)

Weighted average number of common shares outstanding......        10,780          7,913         10,172          7,816

                See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                                March 31,
                                                                                   1998         September 30,
                                                                               (unaudited)          1997
                                                                            ----------------------------------
                                   ASSETS
Current Assets:
  Cash and cash equivalents.................................................       $  1,013           $  1,421
  Receivables, net of allowance of $152 and $153............................          1,806              3,233
  Inventories...............................................................             61                 51
  Prepaid expenses..........................................................            420                545
                                                                            ----------------------------------
     Total current assets...................................................          3,300              5,250
                                                                            ----------------------------------

Property, facilities and equipment:
  Land......................................................................            356                356
  Building and improvements.................................................          8,432              8,392
  Machinery and equipment...................................................          6,976              7,955
  Furniture, fixtures and leasehold improvements............................            855                925
                                                                            ----------------------------------
                                                                                     16,619             17,628
  Less accumulated depreciation and amortization............................        (10,721)           (11,461)
                                                                            ----------------------------------
                                                                                      5,898              6,167

Purchased software, net of accumulated amortization of $1,376 and $1,369                343                322
Other assets................................................................             63                 63
                                                                            ----------------------------------
     Total assets...........................................................       $  9,604           $ 11,802
                                                                            ==================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................................       $    240           $    240
  Accounts payable..........................................................            626                840
  Interest payable (related party portion $167 and $356)....................            201                390
  Unearned service revenue and customer deposits............................          1,859              1,141
  Accrued compensation and related taxes....................................            364                470
  Other liabilities.........................................................            993              1,753
                                                                            ----------------------------------
     Total current liabilities..............................................          4,283              4,834

Long-term debt (related party, $2,875 and $4,975)...........................          4,315              6,415
                                                                            ----------------------------------
     Total liabilities......................................................          8,598             11,249
                                                                            ----------------------------------

Shareholders' equity:
  Common stock, $.02 par value; authorized 40,000,000 shares; issued
   (including treasury shares) 12,648,360 and 9,314,347 shares..............            253                186
  Additional paid-in capital................................................         93,218             88,784
  Cumulative currency translation adjustments...............................           (930)            (1,035)
  Accumulated deficit.......................................................        (91,050)           (86,897)
  Treasury stock 26,140 common shares at cost...............................           (485)              (485)
                                                                            ----------------------------------
     Total shareholders' equity.............................................          1,006                553
                                                                            ----------------------------------
                                                                                   $  9,604           $ 11,802
                                                                            ==================================

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                           Six Months Ended
                                                                                              March 31,
                                                                                        1998              1997
                                                                                -----------------------------------
Cash flow from operating activities:
   Net loss.....................................................................          $(4,153)          $(4,516)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization................................................              605               841
   Loss on disposal of property, facilities and equipment.......................               25                32
   Changes in operating assets and liabilities
        Decrease in receivables.................................................            1,568               292
        (Increase) decrease in inventories......................................               (7)              178
        (Increase) decrease in prepaids.........................................               61               (83)
        Decrease in accounts payable............................................             (196)             (204)
        Decrease in interest payable............................................             (189)             (311)
        Increase in income tax payable..........................................               62                28
        Increase in unearned revenue and customer deposits......................              718                60
        Decrease in other liabilities...........................................             (744)             (462)
        Increase (decrease) in accrued compensation and related taxes...........             (107)                0
                                                                                -----------------------------------
Net cash used by operating activities...........................................           (2,357)           (4,145)

Cash flow from investing activities:
   Capital expenditures.........................................................             (396)             (685)
   Proceeds from sale of property, facilities and equipment.....................               15                55
   (Increase) decrease of other assets..........................................               (1)                2
                                                                                 ----------------------------------
Net cash used by investing activities...........................................             (382)             (628)

Cash flow from financing activities:
   Proceeds from issuance of notes payable, related party.......................            6,400             4,475
   Payments on notes payable, capital leases and long-term debt.................           (4,008)             (273)
   Proceeds from issuance of common stock.......................................                2                 9
                                                                                -----------------------------------
Net cash provided by financing activities.......................................            2,394             4,211
Effect of exchange rate changes on cash.........................................              (63)              (42)
                                                                                -----------------------------------
Net decrease in cash and cash equivalents.......................................             (408)             (604)
Cash and cash equivalents at the beginning of the period........................            1,421             2,173
                                                                                -----------------------------------
Cash and cash equivalents at the end of the period..............................            1,013             1,569
                                                                                ===================================

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                                              473               568
   Interest, related party portion $405,000 and $568,000

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED MARCH 31, 1998

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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1997 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six month periods ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

(2) LOSS PER SHARE

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share at March 31, 1998 and 1997, as no dilutive common stock equivalents were outstanding.

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

RESULTS OF OPERATIONS

OVERVIEW

Operating losses for the second quarter and the six months ended March 31, 1998 continued, however they decreased as compared to the second quarter and six months ended March 31, 1997. The company continues to believe that its PDM, Electronic Publishing Solutions (EPS) and network configuration products, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

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

Three months ended March 31, 1998 compared to three months ended March 31, 1997
-------------------------------------------------------------------------------
REVENUES - For the quarter ended March 31, 1998, total sales and service revenue decreased $1,589,000, or 35%, from the quarter ended March 31, 1997. Total sales revenue for the second quarter of fiscal 1998 decreased $1,147,000, or 67%, from the quarter ended March 31, 1997. Hardware revenue for the second quarter of fiscal 1998 decreased $767,000, or 95%, as compared to the second quarter of fiscal 1997. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company may resell hardware primarily as part of a total systems solution. Total software revenue decreased $380,000, or 42%, as compared to the second quarter of fiscal 1997. The decrease can be attributed to lower sales in the PDM and exploration data management and mapping solutions markets.

Total service revenue for the quarter ended March 31, 1998, decreased $442,000, or 16%, from the previous quarter ended March 31, 1997. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $143,000, or 57%, while software maintenance revenue showed an increase of 1%, or $11,000. The Company experienced a decline in service revenue in its international locations. Training and billable services revenues decreased $310,000 or 32% from the previous quarter ended March 31, 1997. North American service revenue, which comprised 79% of the total worldwide service revenue, declined $270,000 or 13% as compared to the second quarter of 1997.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


COST OF SALES AND SERVICE - The result of operations for the quarter ended March 31, 1998, reflected the benefits of the product mix changing from hardware to software and services. For the second quarter ended March 31, 1998, gross profit margins on total revenue increased to 61% from 52% for the second quarter ended March 31, 1997. Gross profit margins on sales revenue for the second quarter ending March 31, 1998, increased to 89% from 49% for the second quarter ended March 31, 1997. In the second quarter of fiscal 1998, the gross profit margin on software sales increased to 94%, as compared to 83% for the second quarter of fiscal 1997.

Gross profit margins for total service revenue in the second quarter of fiscal 1998 decreased $240,000, yielding a gross margin of 54%, as compared to a gross margin of 54% in the second quarter of fiscal 1997. The gross profit margin on billable services and training in the second quarter of fiscal 1998 decreased $107,000 yielding a gross profit margin of 30% as compared to 32% in the second quarter of fiscal 1997. Gross profit margins on hardware maintenance decreased $52,000 in the second quarter of fiscal 1997, as compared to the second quarter of fiscal 1997. The software maintenance gross profit margin decreased $38,000, or 5%, in the second quarter of fiscal 1997 yielding a gross profit margin of 67% as compared to the second quarter of fiscal 1997.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 53% of revenue for the quarter ended March 31, 1998 and 35% of revenue for the quarter end March 31, 1997. Total research and development expense decreased by 3% or $45,000 in the second quarter ended March 31, 1998 compared to the previous year's second quarter.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the second quarter ended March 31, 1998, marketing, general and administrative expenses decreased $858,000, or 25%, from the second quarter ended March 31, 1997. European marketing, general and administrative spending decreased $300,000, or 41%, due to a favorable exchange rate variance of $37,000, and a decrease in spending of $263,000, as compared to the second quarter ended March 31, 1997. This reduction is a direct result of the European restructuring activities completed by the end of fiscal 1997. In the second quarter of fiscal 1998, North American marketing, general and administrative expenses decreased approximately $534,000, or 21%, as compared to the second quarter of fiscal 1997 due primarily to reduced personnel related expenses and occupancy costs.

INTEREST - In the quarter ended March 31, 1998, interest expense increased 28% or $43,000 from the quarter ended March 31, 1997 as a result of increased borrowings. Interest income decreased $9,000 as compared to the second quarter of fiscal 1997.

Six months ended March 31, 1998 compared to six months ended March 31, 1997
---------------------------------------------------------------------------
REVENUES - For the six months ended March 31, 1998, total sales and service revenue decreased $3,350,000, or 34%, from the same period ended March 31, 1997. Total sales revenue for the first six months of fiscal 1998 decreased $2,528,000, or 65%, from the six month period ended March 31, 1997. Hardware revenue for the first half of fiscal 1998 decreased $1,149,000, or 91%, as compared to the same period in fiscal 1997. Total software revenue decreased $1,380,000, or 52%, as compared to the first six months of fiscal 1997. The decrease can be attributed to lower sales of PDM and exploration data management and mapping solutions. North American hardware sales revenue decreased $813,000, or 89%, while North American software sales revenue decreased $1,088,000, or 61%, during the first six months of fiscal 1998. European sales revenue decreased $94,000, or 16%, from the same period in fiscal 1997.

Total service revenue for the six months ended March 31, 1998 decreased $822,000, or 14%, from the previous year's comparable period. Hardware maintenance revenue decreased $209,000, or 40%, while software maintenance revenue increased $176,000, or 5% for the first six months of fiscal 1998 as compared to the same period of fiscal 1997. Billable service and training revenue decreased $788,000, or

34% for the six month period ended March 31, 1998, as compared to the prior year's six month period. North American service revenue, which comprised 80% of the total worldwide service revenue, decreased $244,000, or 6%, as compared to the first six months of fiscal 1997. European service revenue decreased $475,000, or 35%, as compared prior year's six month period ended March 31, 1997.

COST OF SALES AND SERVICE - For the six months ended March 31, 1998, the gross profit margin on total revenue of 62% increased from 57% in the comparable period in the prior year. The gross profit margin on sales revenue for the six months ended March 31, 1998, increased to 80% from 60% for the six months ended March 31, 1997. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company-developed software, third party software, services and hardware.

Gross profit margins for the total service revenue in the first six months of fiscal 1998 decreased $273,000, yielding a gross margin of 58%, as compared to a gross margin of 54% in the first six months of fiscal 1997. Gross profit margins on hardware maintenance declined $90,000 yielding a gross margin of 17% in the first six months of fiscal 1998, as compared to a gross margin of 27% in the first six months of fiscal 1997. The reduction in gross profit margins on hardware maintenance is attributed to the Company' growing utilization of outside third parties for hardware maintenance services. The software maintenance gross margin improved to 73% in the first half of fiscal 1998, as compared to a gross margin of 68% in the first half of fiscal 1997.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 46% of revenue for the six months ended March 31, 1998, and 32% of revenues for the six months ended March 31, 1997. Total research and development expenses decreased $199,000, or 6%, for the first half of fiscal 1998 as compared to the same period in fiscal 1997.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the six months ended March 31, 1998, marketing, general and administrative expenses decreased $1,785,000, or 27%, from the six months ended March 31, 1997. In the first six months of fiscal 1998, North American marketing, and general and administrative expenses decreased approximately $1,064,000, or 21%, as compared to the first six months of fiscal 1997 due to lower personnel related expenses and occupancy costs. European marketing, general and administrative spending declined $700,000, or 45%, due to an favorable exchange rate variance of $147,000 and a decrease in spending of $553,000.

INTEREST - In the six months ended March 31, 1998, interest expense increased 40% to $364,000 from $260,000 for the six months ended March 31, 1997. Interest income decreased $22,000, or 63%, as compared to the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At March 31, 1998, the Company had approximately $1,013,000 in cash and cash equivalents, which was 29% lower than cash balances at September 30, 1997. The Company's net working capital was a deficit of approximately $983,000 at March 31, 1998, as compared to $416,000 at September 31, 1997. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At March 31, 1998, the Company had outstanding related party debt of $2,875,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. In March 1998, the Company converted $2,000,000 of the outstanding related-party debt into common stock.

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

CURRENCY FLUCTUATIONS

The Company has three wholly owned subsidiaries and one branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $151,000 of unfavorable exchange rate variance and a $1,166,000 decrease in revenue volume resulted in a $1,317,000 decrease in non-U.S. revenue between the quarters ended March 31, 1998 and 1997. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to international operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first six months ended March 31, 1998, the Company had realized a loss of approximately $27,800 through payments it had received from its subsidiaries as compared to a $3,400 gain for the same period in 1997.

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


                                               AUTO-TROL TECHNOLOGY CORPORATION
                                                         (Registrant)


Date:  May 13, 1998                                  /s/ HOWARD B. HILLMAN
                                              ----------------------------------
                                                       Howard B. Hillman,
                                               Chairman of the Board, President
                                                   (Principal Executive and
                                                     Financial Officer and
                                                 Principal Accounting Officer)