Form 10-Q
period 1998-06-30
AUTO TROL TECHNOLOGY CORP
filed 1998-08-13
CIK 278048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
(Mark One)
[X]               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                      For the period ended June 30, 1998
                                      or
[_]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER: 0-9247

                       AUTO-TROL TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

         Colorado                                             84-0515221
(State or  other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


          12500 North Washington Street, Denver, Colorado  80241-2400
                   (Address of principal executive offices)

                                (303) 452-4919
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No[_]

Number of shares outstanding as of August 4, 1998:   13,006,480

                       AUTO-TROL TECHNOLOGY CORPORATION
                       --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------
                    FOR THE NINE MONTHS ENDED JUNE 30, 1998
                    ---------------------------------------



                                                                                                    Page Number
Part I.  Financial Information

 Item 1.  Financial Statements
     Consolidated Statements of Operations (unaudited), three and nine months ended June 30, 1998       1
          and 1997

     Consolidated Balance Sheets (unaudited), June 30, 1998 and September 30, 1997                      2

     Consolidated Statements of Cash Flows (unaudited), nine months ended June 30, 1998 and             3
          1997

     Notes to Consolidated Statements                                                                   4

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       5-8

Part II.  Other Information, Item 6(b) Reports on Form 8-k                                              9

     Signatures                                                                                        10


                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                      June 30,                      June 30,
                                                          -----------------------------------------------------------
                                                                 1998           1997           1998           1997
Revenues:
  Sales...................................................       $ 1,665        $   738        $ 3,052        $ 4,653
  Service.................................................         2,399          2,617          7,647          8,687
                                                          -----------------------------------------------------------
                                                                   4,064          3,355         10,699         13,340

Costs and expenses:
  Cost of sales...........................................           134            392            354          1,911
  Cost of service.........................................           828          1,268          3,102          4,083
  Research and product development........................         1,500          1,551          4,529          4,778
  Marketing, general and administrative...................         2,803          3,460          7,717         10,157
                                                          -----------------------------------------------------------
                                                                   5,265          6,671         15,702         20,929

Loss from operations......................................        (1,201)        (3,316)        (5,003)        (7,589)
Interest income...........................................            50             16             63             50
Interest expense (related party, $98, $60, $315, $240)....           134            104            498            364
                                                          -----------------------------------------------------------

Loss before income taxes..................................        (1,285)        (3,404)        (5,438)        (7,903)
Income tax benefit........................................             0            (17)             0              0
                                                          -----------------------------------------------------------

Net loss..................................................       $(1,285)       $(3,387)       $(5,438)       $(7,903)
                                                          ===========================================================

Basic and diluted loss per share..........................       $  (.10)       $  (.39)       $  (.49)       $  (.95)

Weighted average number of basic and diluted common
 shares outstanding.......................................        12,626          8,604         10,987          8,306


                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                                 June 30,
                                                                                   1998          September 30,
                                                                                (unaudited)           1997
                                                                            ------------------------------------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................................        $  1,300            $  1,421
  Receivables, net of allowance of $145 and $153............................           1,916               3,233
  Inventories...............................................................              59                  51
  Prepaid expenses..........................................................             426                 545
                                                                            ------------------------------------
     Total current assets...................................................           3,701               5,250
                                                                            ------------------------------------

Property, facilities and equipment:
  Land......................................................................             356                 356
  Building and improvements.................................................           8,435               8,392
  Machinery and equipment...................................................           7,087               7,955
  Furniture, fixtures and leasehold improvements............................             853                 925
                                                                            ------------------------------------
                                                                                      16,731              17,628
  Less accumulated depreciation and amortization............................         (10,874)            (11,461)
                                                                            ------------------------------------
                                                                                       5,857               6,167

Purchased software, net of accumulated amortization of $1,403 and $1,369                 395                 322
Other assets................................................................              63                  63
                                                                            ------------------------------------
     Total assets...........................................................        $ 10,016            $ 11,802
                                                                            ====================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................................        $    240            $    240
  Accounts payable..........................................................             604                 840
  Accrued interest payable, related party portion $265 and $356.............             330                 390
  Unearned service revenue and customer deposits............................           1,642               1,141
  Accrued compensation and related taxes....................................             364                 470
  Other liabilities.........................................................           1,247               1,753
                                                                            ------------------------------------
     Total current liabilities..............................................           4,427               4,834

Long-term debt, related party portion $4,075 and $4,975.....................           5,515               6,415
                                                                            ------------------------------------
     Total liabilities......................................................           9,942              11,249
                                                                            ------------------------------------

Shareholders' equity:
  Common stock, $.02 par value; authorized 40,000,000 shares; issued
   (including treasury shares) 13,011,997 and 9,314,347 shares..............             260                 186

  Additional paid-in capital................................................          93,713              88,784
  Cumulative currency translation adjustments...............................          (1,079)             (1,035)
  Accumulated deficit.......................................................         (92,335)            (86,897)
  Treasury stock, 26,140 common shares at cost..............................            (485)               (485)
                                                                            ------------------------------------
     Total shareholders' equity.............................................              74                 553
                                                                            ------------------------------------
                                                                                    $ 10,016            $ 11,802
                                                                            ====================================

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                          1998              1997
                                                                                -----------------------------------
Cash flow from operating activities:
   Net loss.....................................................................          $(5,438)          $(7,903)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization................................................              892             1,099
   Loss (gain) on disposal of property, facilities and equipment................               24                63
   Changes in operating assets and liabilities
        Receivables.............................................................            1,518             1,830
        Inventories.............................................................               (7)              240
        Prepaids................................................................              (69)               35
        Accounts payable........................................................             (232)             (656)
        Accrued interest payable................................................              (60)             (213)
        Unearned revenue and customer deposits..................................              503              (106)
        Other liabilities.......................................................             (590)             (335)
                                                                                -----------------------------------
Net cash used by operating activities...........................................           (3,459)           (5,946)
Cash flows from investing activities:
   Capital expenditures.........................................................             (713)             (771)
   Proceeds from sale of property, facilities and equipment.....................               34                97
   Other assets.................................................................                -                 2
                                                                                -----------------------------------
Net cash used by investing activities...........................................             (679)             (672)
Cash flows from financing activities:
   Proceeds from issuance of notes payable, related party.......................            8,100             6,775
   Payments on notes payable, capital leases and long-term debt,
         related party portion $4,000 and $300..................................           (4,008)             (310)
   Proceeds from issuance of common stock.......................................                2                 9
                                                                                -----------------------------------
Net cash provided by financing activities.......................................            4,094             6,474
Effect of exchange rate changes on cash.........................................              (77)             (133)
                                                                                -----------------------------------
Net decrease in cash and cash equivalents.......................................             (121)             (277)
Cash and cash equivalents at the beginning of the year..........................            1,421             2,173
                                                                                -----------------------------------
Cash and cash equivalents at the end of the period..............................          $ 1,300           $ 1,896
                                                                                ===================================


Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest, related party portion $406 and $490                                          $   473           $   568

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED JUNE 30, 1998

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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1997 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and nine month periods ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

(2) LOSS PER SHARE

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share for the three and nine month period ending June 30, 1998 and 1997, as no dilutive common stock equivalents were outstanding.

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

RESULTS OF OPERATIONS

OVERVIEW

Operating losses for the third quarter and nine months ended June 30, 1998 continued, however they decreased as compared to the third quarter and nine months ended June 30, 1997. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and network configuration products, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

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

Three months ended June 30, 1998 compared to three months ended June 30, 1997
-----------------------------------------------------------------------------

Revenues - For the quarter ended June 30, 1998, total sales and service revenue increased $709,000, or 21%, from the quarter ended June 30, 1997. Total sales revenue for the third quarter of fiscal 1998 increased $927,000, or 126%, from the quarter ended June 30, 1997. Hardware revenue for the third quarter of fiscal 1998 decreased $214,000, or 89%, as compared to the third quarter of fiscal 1997. The Company continues to shift the sales and support focus from hardware to internally developed software and systems integration. The Company may resell hardware primarily as part of a total systems solution. Total software revenue increased $1,147,000, or 233%, as compared to the third quarter
of fiscal 1997.   The increase is primarily due to increased sales of the
Company's PDM and EPS solutions domestically and in Germany.

Total service revenue for the quarter ended June 30, 1998, decreased $218,000, or 8%, from the previous quarter ended June 30, 1997. Service revenue is comprised of hardware and software maintenance, training and billable service revenue. Hardware maintenance revenue decreased $154,000, or 73%, while software maintenance revenue decreased 10%, or $150,000. Training and billable services revenues increased $81,000 or 8% from the previous quarter ended June 30, 1997.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


COST OF SALES AND SERVICE - The result of operations for the quarter ended June 30, 1998, reflected the benefits of the product mix changing from hardware to software and services. For the third quarter ended June 30, 1998, gross profit margins on total revenue increased to 76% from 51% for the third quarter ended June 30, 1997. Gross profit margins on sales revenue for the third quarter ending June 30, 1998, increased to 92% from 47% for the third quarter ended June 30, 1997. In the third quarter of fiscal 1998, the gross profit margin on software sales increased to 93%, as compared to 66% for the third quarter of fiscal 1997.

Gross profit margins for total service revenue in the third quarter of fiscal 1998 increased $222,000, yielding a gross margin of 65%, as compared to a gross margin of 52% in the third quarter of fiscal 1997. The gross profit margin on billable services and training in the third quarter of fiscal 1998 increased $199,000 yielding a gross profit margin of 52% as compared to 36% in the third quarter of fiscal 1997. The company has matured in it's ability to sell and deliver billable services and training which has resulted in increased revenue
while maintaining the current level of associated costs.   The software
maintenance gross profit margin increased $39,000, or 4%, in the third quarter of fiscal 1997 yielding a gross profit margin of 81% as compared to 70% in the third quarter of fiscal 1997.

RESEARCH AND PRODUCT DEVELOPMENT Research and development expenses were approximately 37% of revenue for the quarter ended June 30, 1998 and 46% of revenue for the quarter ended June 30, 1997. Total research and development expense decreased by 3% or $51,000 in the third quarter ended June 30, 1998 compared to the previous year's third quarter.

MARKETING, GENERAL, AND ADMINISTRATIVE - In the third quarter ended June 30, 1998, marketing, general and administrative expenses decreased $657,000, or 19%, from the third quarter ended June 30, 1997. European marketing, general and administrative spending decreased $290,000, or 38%, due to an unfavorable exchange rate variance of $27,000, and a decrease in spending of $263,000, as compared to the third quarter ended June 30, 1997. This reduction is a direct result of the European restructuring activities completed by the end of fiscal 1997. In the third quarter of fiscal 1998, North American marketing, general and administrative expenses decreased approximately $365,000, or 14%, as compared to the third quarter of fiscal 1997 due primarily to reduced personnel related expenses and occupancy costs.

INTEREST - In the quarter ended June 30, 1998, interest expense increased $30,000 from the quarter ended June 30, 1997 as a result of increased borrowings. Interest income increased $34,000 as compared to the third quarter of fiscal 1997.

Nine months ended June 30, 1998 compared to nine months ended June 30, 1997
---------------------------------------------------------------------------

REVENUES For the nine months ended June 30, 1998, total sales and service revenue decreased $2,641,000, or 20%, from the same period ended June 30, 1997. Total sales revenue for the first nine months of fiscal 1998 decreased $1,601,000, or 34%, from the nine month period ended June 30, 1997. Hardware revenue for the first nine months of fiscal 1998 decreased $1,363,000, or 91%, as compared to the same period in fiscal 1997. Total software revenue decreased $233,000, or 7%, as compared to the first nine months of fiscal 1997. The decrease can be attributed to lower sales of exploration data management and mapping solutions. North American hardware sales revenue decreased $964,000, or 90%, while North American software sales revenue decreased $418,000, or 20%, during the first nine months of fiscal 1998. European sales revenue increased $50,000, or 5%, from the same period in fiscal 1997.

Total service revenue for the nine months ended June 30, 1998 decreased $1,040,000, or 12%, from the previous year's comparable period. Hardware maintenance revenue decreased $364,000, or 50%, while software maintenance revenue decreased $230,000, or 5% for the first nine months of fiscal 1998 as compared to the same period of fiscal 1997. Billable service and training revenue decreased $448,000, or 14% for the nine month period ended June 30, 1998, as compared to the prior year's nine month period. North American service revenue, which comprised 79% of the total worldwide service revenue, decreased

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

$409,000, or 6%, as compared to the first nine months of fiscal 1997. European service revenue decreased $562,000, or 30%, as compared prior year's nine month period ended June 30, 1997.

COST OF SALES AND SERVICE For the nine months ended June 30, 1998, the gross profit margin on total revenue of 68% increased from 55% in the comparable period in the prior year. The gross profit margin on sales revenue for the nine months ended June 30, 1998, increased to 88% from 59% for the nine months ended June 30, 1997. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company-developed software, third party software, services and hardware.

Gross profit margins for the total service revenue in the first nine months of fiscal 1998 decreased $59,000, yielding a gross margin of 59%, as compared to a gross margin of 53% in the first nine months of fiscal 1997. Gross profit margins on hardware maintenance declined $109,000 yielding a gross margin of 9% in the first nine months of fiscal 1998, as compared to a gross margin of 19% in the first nine months of fiscal 1997. The reduction in gross profit margins on hardware maintenance is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. The software maintenance gross margin improved to 74% in the first half of fiscal 1998, as compared to a gross margin of 70% in the first half of fiscal 1997.

RESEARCH AND PRODUCT DEVELOPMENT Research and development expenses were approximately 42% of revenue for the nine months ended June 30, 1998, and 36% of revenues for the nine months ended June 30, 1997. Total research and development expenses decreased $249,000, or 5%, for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997.

MARKETING, GENERAL, AND ADMINISTRATIVE In the nine months ended June 30, 1998, marketing, general and administrative expenses decreased $2,440,000, or 24%, from the nine months ended June 30, 1997. In the first nine months of fiscal 1998, North American marketing, and general and administrative expenses decreased approximately $1,429,000, or 19%, as compared to the first nine months of fiscal 1997 due to lower personnel related expenses and occupancy costs. European marketing, general and administrative spending declined $988,000, or 43%, due to a favorable exchange rate variance of $91,000 and a decrease in spending of $897,000.

INTEREST In the nine months ended June 30, 1998, interest expense increased 37% to $498,000 from $364,000 for the nine months ended June 30, 1997. Interest income increased $13,000, or 26%, as compared to the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At June 30, 1998, the Company had approximately $1,300,000 in cash and cash equivalents, which was 9% lower than cash balances at September 30, 1997. The Company's net working capital was a deficit of approximately $726,000 at June 30, 1998, as compared to working capital of $416,000 at September 30, 1997. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At June 30, 1998, the Company had outstanding related party debt of $4,075,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. In June 1998, the Company converted $500,000 of the outstanding related-party debt into common stock.

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

CURRENCY FLUCTUATIONS

The Company has three wholly owned subsidiaries and one branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $12,000 of unfavorable exchange rate variance and a $168,000 increase in revenue volume resulted in a $156,000 increase in non-U.S. revenue between the quarters ended June 30, 1998 and 1997. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to international operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first nine months ended June 30, 1998, the Company had realized a loss of approximately $29,000 through payments it had received from its subsidiaries as compared to a $900 gain for the same period in 1997.

                          PART II.  OTHER INFORMATION




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


                                              AUTO-TROL TECHNOLOGY CORPORATION
                                                        (Registrant)


Date:  August 13, 1998                               /s/HOWARD B.HILLMAN
                                              --------------------------------
                                                       Howard B. Hillman,
                                              Chairman of the Board, President
                                                   (Principal Executive and
                                               Financial Officer and Principal
                                                     Accounting Officer)