Form 10-K
period 1998-09-30
AUTO TROL TECHNOLOGY CORP
filed 1998-12-22
CIK 278048

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

                 For the fiscal year ended September 30, 1998
                                      OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ____________

                          COMMISSION FILE NO. 0-9247

                       AUTO-TROL TECHNOLOGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               COLORADO                                     84-0515221
         (STATE OF INCORPORATION)                         (IRS EMPLOYER
                                                      IDENTIFICATION NUMBER)

                               -----------------

              12500 NORTH WASHINGTON, DENVER, COLORADO  80241-2400
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                            AREA CODE (303) 452-4919
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                               -----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                          COMMON STOCK, $.02 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                                Yes [X]      No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 8 , 1998, was $9,307,951 based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on December 8, 1998, was 14,892,721.

    Document Incorporated by Reference: Proxy Statement and Notice of Annual Meeting of Shareholders to be held on January 26, 1999: Part III - Items 10, 11, 12, and 13.
================================================================================

                        AUTO-TROL TECHNOLOGY CORPORATION

                              REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS


PART I                                                                                                       Page
                                                                                                             ----
Item  1.        Business..........................................................................              1
Item  2.        Properties........................................................................              5
Item  3.        Legal Proceedings.................................................................              5
Item  4.        Submission of Matters to a Vote of Security Holders...............................              5

PART II
Item  5.        Market for the Registrant's Common Equity and Related Shareholder Matters.........              6
Item  6.        Selected Financial Data...........................................................              6
Item  7.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.......................................................................              7
Item  7a.       Quantitative and Qualitative Disclosures About Market Risk                                     11

Item  8.        Financial Statements and Supplementary Data.......................................             12
Item  9.        Notes to the Consolidated Financial Statements....................................             17

PART III
Item  10.       Directors and Executive Officers of the Registrant................................             25
Item  11.       Executive Compensation............................................................             25
Item  12.       Security Ownership of Certain Beneficial Owners and Management....................             25
Item  13.       Certain Relationships and Related Transactions....................................             25

PART IV
Item  14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................             26
Signatures      ..................................................................................             29

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

Auto-trol Technology Corporation and its wholly-owned subsidiaries (referred to hereafter as "Auto-trol" or the "Company") develop, integrate, market, sell, and support its software products and the software products of certain third-party vendors for end user markets involved in: product data management, physical network management, mapping, technical illustration, and engineering. Historically, the Company sold proprietary hardware products and Computer Aided Design/Computer Aided Manufacture (CAD/CAM) software. Both the competitive pressures and market maturity in the CAD/CAM marketplace and reduced margins on hardware products have caused the Company to sell less Manufacturing Computer Aided Design (MCAD) software and hardware to its customers than in past years. The Company has had to shift its sales and support focus from hardware and CAD/CAM software to internally developed product data management, electronic network management, technical illustration, and systems integration. Auto-trol believes that by offering customers a broad spectrum of information applications and options, from analysis through implementation and ongoing support, it is able to develop long-term relationships with its customers and expand into new markets. The Company's business is not seasonal in nature, nor is the Company dependent on any single individual customer.

PRODUCTS

CENTRA 2000(TM)
The CENTRA 2000 system is a product data, electronic management, document management and workflow system specifically designed to solve the complex problems facing engineering, manufacturing, technical publishing, petrochemical and other operations. The product is intended for scaleable implementation from the work group to the entire enterprise. In addition to traditional Electronic Document Management (EDM)/Product Data Management (PDM) functions, CENTRA 2000 manages pure data environments, audio/video, and large document assemblies. The product is designed to fit a customer's environment with a general focus on automating configuration management and project management, as well as processes integrated with a customer's hardware and business systems, rules and procedures. The core CENTRA 2000 technology was used to develop the NASA Electronic Library System, which serves as a solution for configuration management of technical documentation and programming source code. CENTRA 2000 technology was also used to map and track the parts list for the space station.

KONFIG(TM)
The KONFIG product is advanced software for physical network, cable/wire, and asset management of data, voice or video networks. The KONFIG software stores and models the entire network infrastructure in Oracle's relational database management system (RDBMS), including both active elements such as workstations, hubs, routers, and switches, along with passive elements such as cables, connectors, distribution frames, and patch panels. The spatial location, topological information, connectivity, and non-graphic attributes of each network object are stored in the Oracle RDBMS. A detailed graphical representation of the network can be automatically generated from the database and overlaid on a facility drawing. Auto-trol's powerful Series 5000 graphic engine is used to generate graphic views of the network as well as create and modify the facility drawings. The KONFIG Network Manager product provides integration with industry-leading network management tools.

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

SOFTWARE

Approximately 25%, 33% and 26% of total revenue was comprised of software sales for the years ended September 30, 1998, 1997 and 1996 respectively.


CUSTOMER SUPPORT

CONSULTING SERVICES
Auto-trol offers consulting services that include software needs assessments, system configuration, implementation of its products, and third party product
integration with Auto-trol's products.   Additionally, Auto-trol may develop
custom software or modify its existing software products to solve specific customer needs. These services are sold in conjunction with product sales. Services are billed at standard rates. Approximately 15%, 14% and 10% of total revenue was comprised of consulting service revenue for the years ended September 30, 1998, 1997 and 1996 respectively.

EDUCATIONAL SERVICES
Auto-trol provides comprehensive product training programs for all of the Company's applications. Additionally, Auto-trol provides certified HP training and offers a wide range of courses both domestically and internationally. Approximately 10%, 9% and 8% of total revenue was comprised of educational service revenue for the years ended September 30, 1998, 1997 and 1996 respectively.

NATIONAL CUSTOMER SUPPORT
Auto-trol believes that the quality of customer support is an important factor in helping the customer to attain and maintain productivity levels and its related return on investment in Auto-trol products. Post-sale customer support services are provided on a time and materials basis or under warranties and service contracts. Approximately 14% of Auto-trol's employees are engaged in post-sales support functions. A technical staff offers software support services for most problems. Approximately 49%, 36% and 39% of total revenue was comprised of customer support revenue for the years ended September 30, 1998, 1997 and 1996 respectively.

RESEARCH AND PRODUCT DEVELOPMENT
Approximately 42% of Auto-trol's employees are engaged in research and product development activities. The Company has made and will continue to make significant investment in product development and enhancement due to rapidly changing technology, competitive pressures, and customer demands. During September 1996, the Company announced that it had ceased development work on its Mozaic suite of applications. The decision was prompted by competitive pressures and the decision to focus the Company's development and marketing efforts on its other products. Research and product development expenditures as a percentage of the Company's revenues from 1996 through 1998 were as follows:

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                           -----------------------------------------------
                                                                                1998            1997             1996
                                                                           --------------  ---------------  --------------
                                                                                         (in thousands)
  Mozaic research and product development expense........................         $    0           $    0          $3,274
  Mozaic percent of total revenues.......................................              0%               0%             15%
  Total research and product development expense.........................         $6,037           $6,464          $9,176
  Percent of total revenues..............................................             43%              33%             43%

MARKETING
Auto-trol's commercial customers are chiefly from the petroleum, pharmaceutical, chemical, manufacturing, engineering, and public utility industries. Governmental customers include federal, state and municipal agencies. The Company markets and sells its products and services directly to end users and third parties in the United States from its eight domestic sales offices. The Company markets its products in Europe through wholly owned subsidiaries with offices located in Germany and the United Kingdom. Additionally, the Company markets its products in Canada through Auto-trol Technology (Canada) Ltd., a wholly owned subsidiary, and in Australia through a Company sales office. Export sales to Sweden and the Pacific Rim countries are handled by independent distributors. The Company ships product to its distributors after the sale has been negotiated with the end customer. The Company does not grant rights to the distributor to return products for other merchandise, credit, or refund.

The following table presents the revenue comprised of foreign sales for the last three fiscal years. For additional financial information about foreign or domestic operations and export sales, see Note 8 of "Notes to the Consolidated Financial Statements", on page 23.

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                          ------------------------------------------------
                                                                                1998            1997              1996
                                                                           --------------  ---------------  ----------------
                                                                                         (in thousands)
  Foreign total revenues.................................................         $6,174           $8,741           $11,034
  Percent of total revenues..............................................             44%              44%               53%

Customers may purchase software systems with related services, or they may purchase software and services independently. The Company maintains standard pricing structures for software products. Pricing of customer service contracts is determined based on customer needs. As is customary in the industry, the Company licenses its software and sublicenses third-party software to protect the ownership of such software. The Company's Software License Agreement provides for a transfer of the product, but limits disclosure of the software to third parties. Auto-trol offers a thirty day warranty on its software products. Auto-trol may administer and recognize vendor warranties of third-party software products. Payment terms are generally net thirty days from the date of shipment.

Due to the competitive pressures in the software industry, the Company strives to minimize the time that elapses from the approval of purchase orders to the date of shipment of the product. Therefore, the Company routinely ships software products to its customers within twenty-four hours after approval of the order.

Orders in backlog may be canceled but are subject to a cancellation fee. The Company's recorded backlog was approximately $1.4 million as of September 30, 1998, compared to $1.3 million as of September 30, 1997. The Company's backlog at the end of a quarter only represents a portion of future sales and should not be used solely to predict future results.

COMPETITION
Within the Product Data Management market, the Company's primary competitors are Agile Corporation, Documentum Inc., Structural Dynamic Research Company (SDRC) and Matrix One, Inc. The Itedo GMBH Company is a competitor in the technical illustration market. Cambio Networks, Inc., Architel Systems Corporation, and Visionael Corporation are the primary competitors in the physical electronic network market. The Company believes that its products in the design, drafting, and product and network management markets uniquely leverage the Company's core competencies in the engineering graphics and documentation areas to provide a total solution to the customer.

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

SOURCES OF SUPPLY
The agreement in place with Hewlett-Packard (HP) renews annually and is
currently effective through September 1999.   Pursuant to this agreement, HP
provides certain hardware equipment at various discounts. This equipment must be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope.

Pursuant to an agreement with Sun Microsystems, Inc., (Sun), Sun provides certain hardware equipment to Auto-trol at discounts based upon volume with special discounts for certain equipment. This equipment is to be used with systems developed by Auto-trol, in the country where the equipment is purchased. This agreement is international in scope, and provides for marketing cooperation. The agreement in place with Sun also renews annually and is currently effective until September 1999.

YEAR 2000
The year 2000 has caused uncertainties about whether date-sensitive hardware or software will appropriately recognize and process dates beyond 1999. The Company has enlisted resources from its financial, technical and management groups to review and identify those areas that could be affected by the Year 2000 problem, including its internal computer systems, product offerings, and the readiness of third parties with which the Company has material relationships.

Based on extensive testing, the Company believes that the current versions of its primary software offerings (CENTRA 2000, KONFIG and Tech Illustrator) will provide customers with the necessary date interpretation for proper operation beyond the year 2000, as long as the underlying operating system of the host
machine provides full and correct date information to the software.   The
Company's Geostation product is currently undergoing certification testing for compliance.

The Company believes that, with few exceptions, the latest versions of its legacy software products that are currently under maintenance agreements are also Year 2000 compliant; however, there can be no assurance that the Company has identified all Year 2000 problems in every version of software supported by the Company, and any failure by the Company to identify any such problem could have a material adverse effect on the Company. The Company recommends that all users of the Company's products review the date handling logic of any customizations and modifications that they have made to the Company's products.

The Company also has reviewed its internal business information systems, and replaced the systems that were not Year 2000 compliant. The costs of achieving Year 2000 compliance with respect to such internal systems did not have a material adverse effect on the Company.

Auto-tol has also been in contact with it's major customers and suppliers to obtain assurance letters that these entities are working toward being Year 2000 compliant, and that they have backup procedures in place to prevent any major issues, should they not be compliant on a timely basis. Auto-trol does not have a significant customer which contributed 10% or more of the Company's revenue for the year ended September 30, 1998. The Company does not feel that there are any major Year 2000 deficiencies related to Auto-trol's business systems, products sold to customers, or it's business partners, which would cause a lapse in business.

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

EMPLOYEES
The Company has no collective bargaining agreements and there have been no work stoppages due to labor difficulties. The Company believes that relations with its employees are good. As of September 30, 1998, Auto-trol had 243 employees, which included 102 in research and development, 35 in customer support, 42 in administrative support, 55 in sales and support, and 9 in marketing.


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

The Company also leases approximately 20,000 square feet of office space throughout the United States, approximately 17,000 square feet in Canada, approximately 1,600 square feet in Australia, and approximately 11,000 square feet in Europe.

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

                                    Part II

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              SHAREHOLDER MATTERS

Prior to October 20, 1997, the Company's common stock was traded on the Nasdaq National Market System under the symbol ATTC. On October 20, 1997, Nasdaq delisted the Company's common stock from the National Market System. The common stock is now trading on the OTC Bulletin Board 7 under the symbol "ATTC". The following table sets forth the range of high and low bid prices of the Common stock through September 30, 1998, for the fiscal quarters indicated, as reported by the Nasdaq or the OTC Bulletin Board as applicable. Such quotations reflect inter-dealer prices, without retail mark-up, mark own or commission and may not necessarily represent actual transactions.

                                   FISCAL               FISCAL
                                   1998                   1997
                           High                  Low                   High Low
                           ----------------------------------------------------
         First Quarter         $3          1     1/4    $6         $3
         Second Quarter         1  1/4     1     1/4    3   1/2    3
         Third Quarter          2  5/8     1     3/8    4          1    1/2
         Fourth Quarter         1  1/4     1            4          2    1/2

As of December 8, 1998, there were 670 holders of record of the Company's common stock. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.

                        ITEM 6.  SELECTED FINANCIAL DATA

                                                                  AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------
                                                         1998            1997           1996           1995           1994
                                                      ----------     ----------     ----------     -----------      ---------
                                                                        (in thousands, except per share data)
OPERATIONS DATA:
Revenues............................................       $14,093        $ 9,739       $ 21,231         $ 25,591       $35,046
Net loss............................................        (7,323)        (7,786)       (11,787)         (10,777)       (6,723)
Loss per share/1/...................................          (.64)          (.91)         (2.32)           (3.53)        (3.51)

Weighted average number of common shares
     outstanding/1/.................................        11,496          8,554          5,086            3,052         1,916

BALANCE SHEET DATA:
Working capital (deficit)...........................       $  (413)       $   416       $    268         $  1,377       $ 1,712
Total assets........................................         9,737         11,802         12,850           14,388        16,079
Current portion of long-term debt and capital
     lease obligations..............................           240            247            368              494           240
Long-term debt and capital lease obligations........         5,325          6,415          3,588            4,993         8,148
Shareholders' equity................................           459            553          3,685            3,533         1,410

/1/ Restated to reflect the one-for-ten reverse stock split effective January 30, 1996.

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussions contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Some important factors, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly trained professional employees; the delay or deferral of customer implementations; the Company's success in expanding its direct sales force and indirect distribution channels; the timing of new product introductions and product enhancements by the Company and its competitors; the mix of products and services sold; levels of international sales; and the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions.

RESULTS OF OPERATIONS

OVERVIEW

During fiscal 1998, the Company focused its sales efforts primarily on internally developed software and system integration services along with the development of alternative distribution channels. Operating losses continued for the year, due primarily to the lack of revenue growth from products under development internally, and significantly less hardware sales, as the Company continued the transition of its product offerings. The PDM and network configuration revenues were also affected in part by the delay of customer implementations, product development delays as well as an increased complexity of the sales cycle in these markets. The Company continues to believe that its PDM, EPS and network configuration products in these market areas, when complete, will present a unique complementary combination that will differentiate the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. During fiscal 1997, the Company had new software product releases for its PDM and network configuration products. These products were enhanced during 1998, and a major sales and marketing effort was begun. The Company believes that these products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

REVENUES - For the year ended September 30, 1998, total sales and service revenue decreased $5.6 million, or 29%, from the year ended September 30, 1997. Total sales revenue for fiscal 1998 decreased $4.3 million, or 53%, from the year ended September 30, 1997. Hardware revenue for fiscal 1998 declined $1.3 million or 87%, as compared to fiscal 1997 as the Company continued to shift its sales and support focus from hardware to internally developed software and systems integration. Total software revenue decreased $3.0 million, or 46%, as
compared to fiscal 1997.   The Company had a decrease in revenues from its own
proprietary software amounting to $2.7 million or 44% as compared to fiscal 1997. North American hardware sales revenue decreased $943,000, or 85%, while software sales revenue decreased $2.9 million, or 57% during fiscal 1998. European sales revenue decreased $201,000 or 14% from fiscal 1997. The European revenue reduction was due to a decrease of $275,000 in hardware revenue, or 88%, a software revenue increase of $74,000, or 7%, and a decrease in services revenue of $444,000 or 19% as compared to fiscal 1997. Approximately 23% of this decrease was due to unfavorable exchange rates and the remainder was due to decreased sales volume.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)


For the year ended September 30, 1997, total sales and service revenue decreased $1.5 million, or 7%, from the year ended September 30, 1996. Total sales revenue for fiscal 1997 decreased $1.0 million, or 11%, from the year ended September 30, 1996. Hardware revenue for fiscal 1997 declined $2.0 million or 56%, as compared to fiscal 1996 as the Company focused its selling efforts on proprietary software sales. Total software revenue increased $1.0 million , or 18%, as compared to fiscal 1996. This increase can be attributed primarily to higher PDM software sales and increased sales of third party software products. The Company had an increase in revenues from its own proprietary software amounting to $748,000, or 14 % as compared to fiscal 1996. North American hardware sales revenue decreased $554,000, or 33% while software revenue increased $1.3 million, or 33%, from fiscal 1997. European Sales revenue decreased $1.7 million or 56% from fiscal 1996. The European revenue reduction was due to a decrease of $1.3 million in hardware revenue, or 81%, and a software revenue decrease of $449,000, or 29%, as compared to fiscal 1996. Approximately 10% of this decrease was due to unfavorable exchange rates and the remainder was due to decreased sales volume. . During fiscal 1997 the Company restructured all of its international subsidiaries and closed its Swedish subsidiary by transferring the majority of its customers and employees to a Swedish distributor. All these activities were a direct result of lower than expected revenues during the first half of fiscal 1997.

Total service revenue for the year ended September 30, 1998, decreased $1.3 million, or 11%, from the year ended September 30, 1997. Hardware maintenance revenue decreased $467,000, or 51%, while software maintenance revenue increased $71,000, or 1% for fiscal 1998 as compared to fiscal 1997. The Company experienced an overall decline in service revenue for all geographic locations during fiscal 1998. Billable services revenue decreased $562,000, or 21% from fiscal 1997. Training revenue decreased $307,000, or 17%, as compared to fiscal 1997. North American service revenue, which comprised 78% of the total worldwide service revenue, declined $791,000 or 9%, as compared to fiscal 1997. European service revenue declined $443,000, or 19%, as compared to fiscal 1997

Total service revenue for the year ended September 30, 1997, decreased $518,000, or 4%, from the year ended September 30, 1996. Service revenue is comprised maintenance, training and billable service revenue. Hardware maintenance revenue decreased $668,000, or 42%, while software maintenance revenue decreased $481,000, or 7% for fiscal 1997 as compared to fiscal 1996. The Company experienced an overall decline in service revenue for all geographic locations with the exception of the South East Asian market during fiscal 1997. As the Company shifts from being a hardware and software solution provider to a software, systems integration, and service provider, revenue from hardware maintenance will continue to decline. The Company's management has made arrangements with other parties to directly support its customers' hardware maintenance needs. The declines in software maintenance revenue can be attributed to a decline in older products and reduced third party software maintenance revenues. Billable services revenue increased $528,000, or 25% from fiscal 1996. This increase is directly related to the increased revenues resulting from the Company's proprietary software products. Training revenue increased $103,000, or 6%, as compared to fiscal 1996. North American service revenue, which comprised 77% of the total worldwide service revenue, declined $322,000, or 4%, as compared to fiscal 1996. European service revenue declined $295,000, or 11%, as compared to fiscal 1996.


COST OF SALES AND SERVICE - The result of operations for the year ended September 30, 1998, continued to reflect shifts in product mix from hardware to software and services. For the year ended September 30, 1998, gross profit margins on total revenue increased to 67% from 62% for the year ended September 30, 1997. Gross profit margins on sales revenue for the year ending September 30, 1998, increased to 88% from 71% for the year ended September 30, 1997. In fiscal 1998, gross profit margins on hardware declined $180,000, yielding a gross margin of 16%, as compared to a gross margin of 14% in fiscal 1997. This decline reflects the Company's focus on selling its own software products, rather than third party products that produce less gross profit. In fiscal 1998, gross profit margins on software sales decreased $508,000 yielding a gross margin of 92%, as compared to a gross margin of 88% in fiscal 1997.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS-(continued)


Gross profit margins for total service revenue in fiscal 1998 decreased $278,000, yielding a gross margin of 60%, as compared to a gross margin of 56% in fiscal 1997. Gross profit margins on hardware maintenance declined $125,000 yielding gross margins of 5% in fiscal 1998 as compared to gross margins of 16% in fiscal 1997. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. Software maintenance gross margins improved to 76% from 70% in fiscal 1997 due to the Company's efforts to control costs in its delivery of support.

Gross profit margins for total service revenue in fiscal 1997 increased $204,000, yielding a gross margin of 56%, as compared to a gross margin of 52% in fiscal 1996. Gross margins on billable services and training in fiscal 1997 increased to 38% from 37% in fiscal 1996 due to increased revenue. Gross profit margins on hardware maintenance declined $147,000 yielding gross margins of 16% in fiscal 1997 as compared to gross margins of 19% in fiscal 1996. This reduction is attributed to the Company's growing utilization of outside third parties for hardware maintenance services. Software maintenance gross margins improved to 72% from 68% in fiscal 1997 due to the Company's efforts to control costs in its delivery of support.

RESEARCH AND PRODUCT DEVELOPMENT - Research and development expenses were approximately 43% of total revenues for the year ended September 30, 1998, compared to 33% of total revenues for the year ended September 30, 1997. The change in research and development spending as a percentage of revenue in fiscal 1998 is due in part to a decrease of $428,000 or 7%, in spending along with a 29% decrease in total revenues as compared to fiscal 1997.

Research and development expenses were approximately 33% of total revenues for the year ended September 30, 1997 and 43% for the years ended September 30, 1996. The change in research and development spending as a percentage of revenue in fiscal 1997 is due in part to a decrease of $2.7 million, or 30% in spending associated with the discontinuation of the Company's Mozaic product line, along with a 7% decrease in total revenues as compared to fiscal 1996.

MARKETING, GENERAL AND ADMINISTRATIVE - For the year ended September 30, 1998, marketing, general and administrative expenses decreased $2.8 million, or 22%, from the year ended September 30, 1997. North American marketing, general and administrative spending declined $1.9 million due to the closure of field offices and the Company's cost containment measures. During fiscal 1998, European marketing, general and administrative spending declined $957,000, as compared to fiscal 1997 as occupancy and personnel costs were reduced.

For the year ended September 30, 1997, marketing, general and administrative expenses decreased $1.2 million, or 8%, from the year ended September 30, 1996. North American marketing general and administrative spending declined $738,000 due to closure of field offices and the Company's cost containment measures. During fiscal 1997, European marketing, general and administrative spending declined $469,000, as compared to fiscal 1996 as occupancy and personnel costs were reduced.

INTEREST - In the year ended September 30, 1998, interest expense increased $122,000 or 23% from the year ended September 30, 1997, as a result of higher borrowings throughout the year. Interest income increased $31,000, or 44% from fiscal 1997.

In the year ended September 30, 1997, interest expense decreased 188,000 or 26% compared to the year ended September 30, 1996, as a result of less borrowings and converting $4.7 million of related party debt to common stock. Interest income decreased $133,000 or 65% from fiscal 1996.

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

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)


LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION - At September 30, 1998, the Company had approximately $1.3 million in cash and cash equivalents, which was 7% less than cash balances at September 30, 1997. Cash used by operations during the year ended September 30, 1998 was $5.0 million compared to $7.0 million for the year ended September 30, 1997. The Company's net working capital was a deficit of approximately
$413,000 at September 30, 1998, as compared to working capital of $416,000 at September 30, 1997. Capital expenditures were made primarily for computer equipment and were $.9 million for the year ended September 30, 1998 compared to $1.1 million for the year ended September 30, 1997. Cash used by investing activities was $855,000 for the year ended September 30, 1998 compared to $960,000 for the year ended September 30 1997. Cash generated from financing activities was $5.9 million for the year ended September 30, 1998 compared to $7.4 million for the year ended September 30, 1997. Cash generated from financing activities resulted from the issuance of related party notes payable and was used primarily to fund operations.

Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. As of September 30, 1998, the Company had no material commitments for capital expenditures.

During fiscal 1994, the Company received a permanent waiver of financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent wavier of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operations. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1999. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company has no long term viability and will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1999.

CURRENCY FLUCTUATIONS

The Company has three wholly owned foreign subsidiaries and one foreign branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $545,000 of an unfavorable exchange rate variance and a $2.1 million decrease in revenue volume resulted in a $2.6 million decrease in non-U.S. revenue between 1998 and 1997. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the years then ended September 30, 1998, and 1997, the Company had realized a loss of approximately $42,000 and a gain of $8,000 respectively, through payments it had received from its subsidiaries.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company adopted SFAS 130 during fiscal year 1998 and restated all presented prior periods. The adoption of this Statement did not have a significant impact on the financial statements.

In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. In June 1998, The FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. These new Statements are required to be adopted by the Company during fiscal year 1999, 1999 and 2000 respectively. The Company does not expect these new pronouncements to have a significant impact on the financial statements.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 supersedes SOP 91-1.
SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SOP 97-2 in fiscal year 1999 will have a material effect on the Company's financial position or results of operations.

       ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

As of September 30, 1998, short-term investments of approximately $305,000 were immaterial, and therefore, a substantial reduction in interest rates will not have a material affect on the financial position of the Company.

Exposure to variability in foreign currency exchange rates is concern since funding obligations and assets are both managed in the local currencies of the
subsidiaries.   The Company does not use natural hedging techniques, nor does it enter into any derivative transactions for speculative purposes. Based on the Company's overall foreign currency rate exposure at September 30, 1998, movements in foreign currency rates could have a material affect on the financial position of the Company.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

We have audited the accompanying consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1998, 1997, 1996 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 1999.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.



                                    KPMG PEAT MARWICK LLP


Denver, Colorado
November 24, 1998

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 SEPTEMBER 30,
                                                                                  ----------------------------------------
ASSETS                                                                                    1998                 1997
                                                                                  ----------------------------------------
                                                                                     (in thousands, except  share amounts)
Current assets:
   Cash and cash equivalents.......................................................         $  1,325              $  1,421
   Receivables, net of allowance of $128 and $153.................................             1,860                 3,233
   Inventories....................................................................                50                    51
   Service parts and prepaid expenses.............................................               305                   545
                                                                                  ----------------------------------------
      Total current assets........................................................             3,540                 5,250
                                                                                  ----------------------------------------
Property, facilities and equipment :
   Land...........................................................................               356                   356
   Building and improvements......................................................             8,435                 8,392
   Machinery and equipment........................................................             7,005                 7,955
   Furniture, fixtures and leasehold improvements.................................               920                   925
                                                                                  ----------------------------------------
                                                                                              16,716                17,628
   Less accumulated depreciation and amortization.................................           (10,948)              (11,461)
                                                                                  ----------------------------------------
                                                                                               5,768                 6,167
                                                                                  ----------------------------------------
Purchased software, net of accumulated amortization of $1,428 and $1,369..........               290                   322
Other assets......................................................................               139                    63
                                                                                  ----------------------------------------
      Total assets................................................................          $  9,737              $ 11,802
                                                                                  ========================================

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable...............................................................          $    402              $    840
   Current portion of long-term debt (Note 3).....................................               240                   240

   Accrued interest payable, related party portion of $398 and $214...............               421                   390
   Unearned service revenue and customer deposits.................................             1,410                 1,141
   Accrued compensation and related taxes.........................................               362                   470
   Other liabilities..............................................................             1,118                 1,753
                                                                                  ----------------------------------------
      Total current liabilities...................................................             3,953                 4,834
Long-term debt, related party portion $4,125 and $4,975 (Note 5,2 and 3)..........             5,325                 6,415
                                                                                  ----------------------------------------
                 Total liabilities................................................             9,278                11,249
                                                                                  ----------------------------------------

Shareholders' equity (Note 6):
   Common stock, $ .02 par value; authorized 40,000,000 shares; issued (including
    treasury stock) 14,895,093 and 9,314,347 shares...............................               298                   186

   Additional paid-in capital.....................................................            95,674                88,784
   Other Comprehensive Loss.......................................................              (808)               (1,035)
   Accumulated deficit............................................................           (94,220)              (86,897)
   Treasury stock - 26,020 common shares at cost..................................              (485)                 (485)
                                                                                  ----------------------------------------
      Total shareholders' equity..................................................               459                   553
Commitments and contingency (Notes 2 and 4 )
                                                                                            $  9,737              $ 11,802
                                                                                  ========================================

                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR  ENDED
                                                                            SEPTEMBER 30,
                                                                 1998           1997           1996

                                                              (in thousands, except per share amounts)
Revenues:
   Sales...................................................       $ 3,786        $ 8,112       $  9,139
   Service.................................................        10,307         11,627         12,092
                                                             ------------------------------------------
                                                                   14,093         19,739         21,231
                                                             ------------------------------------------
Costs and expenses:
   Cost of sales...........................................           457          2,335          3,248
   Cost of service.........................................         4,131          5,173          5,842
   Research and product development........................         6,037          6,464          9,176
   Marketing, general, and administrative..................        10,234         13,087         14,231
                                                             ------------------------------------------
                                                                   20,859         27,059         32,497
                                                             ------------------------------------------
Loss from operations.......................................        (6,766)        (7,320)       (11,266)

Interest income............................................           102             71            204
Interest expense, related party portion of $448, $356 and            (659)          (537)          (725)
 $390......................................................


                                                             ------------------------------------------
Net loss...................................................       $(7,323)       $(7,786)      $(11,787)
                                                             ==========================================
                                                             ------------------------------------------
Loss per share - basic and diluted.........................       $  (.64)       $  (.91)      $  (2.32)
                                                             ==========================================

Weighted average number of common shares outstanding         ------------------------------------------
 basic and diluted                                                 11,496          8,554          5,086
                                                             ==========================================



                        AUTO-TROL TECHNOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                        OTHER
                                       COMMON STOCK     ADDITIONAL  COMPREHENSIVE
                                  --------------------   PAID-IN       INCOME/      ACCUMULATED    TREASURY
                                      SHARES    AMOUNT   CAPITAL        (LOSS)        DEFICIT       STOCK      TOTAL
                                  -----------------------------------------------------------------------------------
                                                          (in thousands, except  share amounts)

Balance, October 1, 1995             3,935,181      79      71,674           (411)      (67,324)      (485)     3,533
 Issuances under stock option and
  compensation plans..............       1,224       -           8              -             -          -          8
 Common stock issued through
  conversion of related party debt   3,809,524      76      12,424              -             -          -     12,500
 Change in cumulative currency
  translation.....................           -       -           -           (569)            -          -       (569)
 Net loss.........................                                                      (11,787)              (11,787)
                                    ---------------------------------------------------------------------------------
Balance, September 30, 1996          7,745,929     155      84,106           (980)      (79,111)      (485)     3,685
 Issuances under stock option and
  compensation plans..............       1,751       -           9              -             -          -          9
 Common stock issued through
  conversion of related party debt   1,566,667      31       4,669              -             -          -      4,700
 Change in cumulative currency
  translation.....................                                                                                (55)
                                             -       -           -            (55)            -          -
 Net loss.........................                                                       (7,786)               (7,786)
                                    ---------------------------------------------------------------------------------
Balance, September 30, 1997          9,314,347    $186     $88,784        $(1,035)     $(86,897)     $(485)  $    553
 Issuances under stock option and
  compensation plans..............       1,424       -           2              -             -          -          2
 Common stock issued through
  conversion of related party debt   5,579,322     112       6,888              -             -          -      7,000
 Change in cumulative currency
  translation.....................           -       -           -            227             -          -        227
 Net loss.........................                                                       (7,323)               (7,323)
                                    ---------------------------------------------------------------------------------
Balance, September 30, 1998         14,895,093    $298     $95,674        $  (808)     $(94,220)     $(485)  $    459
                                    =================================================================================



                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR  ENDED
                                                                                            SEPTEMBER 30,
                                                                           -----------------------------------------------
                                                                                1998             1997             1996
                                                                           -----------------------------------------------
                                                                                           (in thousands)
Cash flows from operating activities:
   Net loss..............................................................        $(7,323)          $(7,786)       $(11,787)
   Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization....................................          1,173             1,406           1,570
        Loss (gain) on disposal of property, facilities, and equipment...             33                 7              41
             Changes in operating assets and liabilities:
             (Increase) decrease in receivables..........................          1,711              (516)          1,225
             (Increase) decrease in inventories..........................             10               254            (132)
             (Increase) decrease in service parts and prepaids...........             86               160            (210)
             Increase (decrease) in  accounts payable....................           (370)             (335)           (206)
             Increase (decrease) in accrued interest payable.............             31              (126)            109
             Increase (decrease) in unearned service revenue and customer
                 deposits................................................            269              (449)            402
             Increase (decrease) in other liabilities....................           (583)              557            (783)
             Increase (decrease) in accrued compensation and related                 (95)             (198)            106
              taxes......................................................
                                                                           -----------------------------------------------
Net cash used by operating activities....................................         (5,058)           (7,026)         (9,665)
Cash flows from investing activities:
   Capital expenditures..................................................           (920)           (1,148)         (1,573)
   Proceeds from sale of property, facilities and equipment..............             53               161              92
   (Increase) decrease in other assets...................................             12                27               6
                                                                           -----------------------------------------------
Net cash used by investing activities....................................           (855)             (960)         (1,475)
Cash flows from financing activities:
   Proceeds from issuance of notes payable, related party................          8,150             8,075          11,500
   Payments on notes payable, capital leases, and long-term debt,
    related party portion of $2,000, $300, and $0........................         (2,248)             (669)           (531)

   Proceeds from issuance of common stock................................              2                 9               8
                                                                           -----------------------------------------------
Net cash  provided by financing activities...............................          5,904             7,415          10,977
Effect of exchange rate changes on cash..................................            (87)             (181)            (52)
                                                                           -----------------------------------------------
Net increase (decrease) in cash and cash equivalents.....................            (96)             (752)           (215)
Cash and cash equivalents at the beginning of the year...................          1,421             2,173           2,388
                                                                           -----------------------------------------------
Cash and cash equivalents at the end of the year.........................        $ 1,325           $ 1,421        $  2,173
                                                                           ===============================================
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, related party portion of $406,
 $490 and $391...........................................................        $   541           $   631        $    563


                See Notes to Consolidated Financial Statements.

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998, 1997, AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Auto-trol Technology Corporation and its subsidiaries, each of which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. The Company develops, integrates and supports its products and the products of certain third party vendors for end user markets involved in the following: product data management, physical network management, mapping, technical illustration, design, engineering, drafting and manufacturing processes. These products are designed to facilitate the creation, distribution, analysis and management of technical information.

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

Inventories
-----------
Inventories consist of service parts which are recorded at cost and amortized on the straight line method over three years or the estimated useful lives, whichever is shorter.

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

The estimated useful lives of facilities and equipment used in determining depreciation and amortization are as follows:
   Building and improvements                 component lives of 10-35 years
   Leasehold improvements                    shorter of the lease period or the
                                             useful life
   Machinery and equipment                   3-7 years
   Furniture and fixtures                    3-7 years

Foreign Currency Exchange and Translation
-----------------------------------------
The functional currency of the Company's foreign subsidiaries is its local currency and such assets and liabilities are translated to U.S. dollars at year end exchange rates. The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Translation gains and losses are not included in operations but are accumulated in a separate component of shareholders' equity as other comprehensive income or (loss). Foreign currency transaction gains and losses, which were not significant, have been included in the results of operations.

Revenue Recognition
-------------------
Revenue is comprised of software sales, software license fees, related customer support contracts, and other support services. Revenues from the sale of software and software licenses are generally recorded at the time of delivery to the customer. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. Post-sales customer support revenues are recognized ratably over the contract period. Included in post-contract support costs are direct costs paid to third-party vendors, which are expensed as incurred. In addition, labor and overhead expenses relating to support personnel are included in cost of service and are expensed as incurred. The Company provides a warranty for its products, generally for thirty days from the date of installation, and establishes an allowance to cover warranty costs during this period. Service contract revenues are recognized as the services are performed.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Significant Customer
--------------------
The Company had no significant customer which contributed 10% or more of the Company's total revenues in the year ended September 30, 1998. For the year ended September 30, 1997, the Company had one significant customer which, in aggregate, contributed approximately 11% of the company's total revenues.

Research and Product Development
--------------------------------
The Company charges research and product development costs to operations as incurred.

Amortization of Software
------------------------
Purchased software acquired for use in the business includes the cost of software acquired through acquisitions and from third-party vendors. Amortization of these costs is included in research and product development or marketing, general and administrative expenses depending on the application of the software. Such costs are amortized using the straight-line method over the estimated useful lives ranging from three to five years. Software amortization expense was $115,000, $245,000 and $132,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

Software Royalties
------------------
The Company pays royalties for software licensed from third-party vendors for sublicense to the Company's customers. Total royalty expense incurred for third-party software was approximately $129,000, $171,000 and $170,000 for fiscal years ended September 30, 1998, 1997, and 1996, respectively, and is included in cost of sales.

Loss Per Share
--------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in 1998 and in accordance with its provisions has presented basic loss per share for all years, in place of primary and fully diluted loss per share. Basic loss per share is computed using only the weighted average number of shares outstanding while diluted, including the dilutive effect of stock options and other potential common stock instruments. All such potential common stock instruments were antidilutive in 1998, 1997, and 1996.

2.  ECONOMIC DEPENDENCY ON MAJORITY SHAREHOLDER:
During fiscal years 1998, 1997 and 1996, affiliates of the Company's President, Chairman of the Board, and majority shareholder loaned the Company $8,150,000, $8,075,000 and $11,500,000 respectively. The Company converted approximately $7,000,000, $4,700,000 and $12,500,000 of shareholder loans to equity in 1998,
1997 and 1996 respectively, and repaid $2,000,000 in 1998, $300,000 in 1997 and
$0 in 1996. The shareholder loan balance at September 30, 1998, was $4,125,000. The notes are unsecured and are due on October 1, 1999, bearing interest at 10% per annum. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing the Company such financial support at least through December 31, 1999.

          AUTO-TROL TECHNOLOGY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED

3.  DEBT:

Long-term debt consists of the following as of September 30:                             1998             1997
                                                                                    ---------------  ---------------
                                                                                             (in thousands)
Related party debt (see Note 2)...................................................          $4,125           $4,975
Industrial Development Revenue Bonds(a)...........................................           1,440            1,680
                                                                                    -------------------------------
                                                                                             5,565            6,655
Less current portion of long-term debt............................................            (240)            (240)
                                                                                            $5,325           $6,415
                                                                                    ===============================

Maturities of long-term debt for each of the five years subsequent to September 30, 1998, and thereafter are as follows:

          1999............................................................................            240
          2000............................................................................          4,365
          2001............................................................................            240
          2002............................................................................            240
          2003............................................................................            240
          Thereafter......................................................................            240
                                                                                                   ------
                                                                                                   $5,565
                                                                                                   ======

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

4.  LEASES:

The Company leases certain office facilities and equipment under operating leases expiring at various dates through fiscal 2006. As of September 30, 1998, the future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) are as follows in thousands:

                      YEAR ENDING SEPTEMBER 30,                                Operating Leases
             ----------------------------------------------------------------------------------

             1999.............................................................            803
             2000.............................................................            504
             2001.............................................................            293
             2002.............................................................            186
             2003.............................................................             90
             Thereafter.......................................................              -
                                                                               --------------
             Total minimum lease payments..................................... $        1,876
                                                                               ==============

There are no other material subleases or contingent rentals related to the leases, and the lease payments include no executory costs. Aggregate rental expense under operating leases was $1,163,137, $1,706,000, and $1,660,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

The Company has entered into a lease agreement to sublet 22,500 square feet of its corporate headquarters. The aggregate rental income of $355,000, and $149,000 for the years ended September 30, 1998, and 1997. The sublease has a five year term and expires on January 31, 2002.

               AUTO-TROL TECHNOLOGY CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED


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

The Company's only significant temporary difference relates to net operating loss carryforwards. At September 30, 1998 the Company has net operating loss carryforwards for federal income tax purposes of approximately $63,727,000, which are available to offset future federal taxable income, if any, through 2017. The valuation allowance for deferred tax assets as of September 30, 1998
was $21,327.000.   The net change in the valuation allowance for the year ended
September 30, 1998, was an increase of $1,938,000, attributable to the net operating loss incurred during the year.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  SHAREHOLDERS' EQUITY:
STOCK OPTIONS:
--------------
The Company has in effect two stock option plans: an Incentive Stock Option Plan and a Special Purpose Plan, whereby 1,000,000 shares of common stock are authorized for issuance. Under both plans, the exercise price of each option equals the fair market value, (the average of the representative highest and lowest prices), of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at the discretion of the Compensation Committee and vest at the rate of 20% per year through the fifth anniversary of the grant of the stock option.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: no dividend yield for all years; expected volatility of 100 percent and 218 percent based upon historical volatility over the last two years; risk-free interest rates of 5.70 percent and 5.98 percent; and expected lives of five years for all two years. The risk-free rates used in the calculation represent the average U.S. Government Security interest rates on the stock option grant date with maturities equal to the expected term of the option. The effect of actual forfeitures is included in the computation of compensation costs for options granted during each of the respective years.

A summary of the status of the Company's two fixed stock options plans as of September 30, 1998, 1997 and 1996, and changes during the years ended on those dates, is presented below (shares in thousands):

                                               YEAR ENDED
                                             SEPTEMBER 30,
                              ------------------------------------------------
                                      1998                  1997                 1996
                                      ----                  ----                 ----
                                          WEIGHTED              WEIGHTED             WEIGHTED
                                          AVERAGE               AVERAGE              AVERAGE
                                          EXERCISE              EXERCISE             EXERCISE

       FIXED OPTIONS            SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
       -------------            ------     -----      ------     -----     ------     -----
Outstanding at beginning
     of year                    310,807      $2.74    193,981      $6.44    61,128      $7.00
Granted                         142,689      $1.50    457,216      $2.78   175,773      $6.32
Exercised                             -          -          -      $   -      (254)     $3.75
Forfeited                      (137,659)     $2.29   (340,390)     $4.75   (42,666)     $6.78
                             ----------            ----------             --------
Outstanding at end of year      315,837               310,807      $2.74   193,981      $6.44
                             ==========            ==========             ========
Options exercisable at
     year end                    58,702                41,292               19,426
Weighted-average fair
  value of options granted
   During the year                $1.20                 $3.29                $4.46

The following table summarizes information about fixed stock options outstanding at September 30, 1998:

                                         NUMBER                      WEIGHTED-AVG.                     NUMBER
                                       OUTSTANDING                     REMAINING                     EXERCISABLE
       EXERCISE PRICE                  AT 9/30/98                  CONTRACTURAL LIFE                 AT 9/30/98
       --------------                  -----------                 -----------------                 -----------

           $1.50                           99,549                       9.3 years                             0
           $1.56                           31,900                       8.7 years                         6,540
           $3.00                          179,309                       8.3 years                        48,200
           $3.75                            2,924                       4.9 years                         2,924
           $6.56                               30                       6.8 years                            30
           $6.88                            1,495                       7.4 years                           598
           $10.00                             550                       6.3 years                           330
           $20.00                              80                       2.2 years                            80
                                       -----------                 -----------------                 -----------
      $1.50 to $20.00                     315,837                       6.7 years                        58,702
                                       ===========                 =================                 ===========

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, since the Company grants options at fair market value, no compensation cost has been recognized for its Incentive Stock Option Plans and its Special Purpose Plan. Had compensation expense for the Company's plans been determined on the fair value at the grant dates for awards under those plans consistent with FASB Statement 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                                       (in thousands, except per share amounts)

                                                                   1998                  1997                  1996
                                                                   ----                  ----                  ----

Net Loss:
    As reported                                                  $(7,323)                    $(7,786)             $(11,787)
    Pro forma                                                     (7,460)                    $(8,157)             $(12,201)

Basic and diluted loss per share:
    As reported                                                  $  (.64)                    $ (0.91)             $  (2.32)
    Pro forma                                                    $  (.65)                    $ (0.95)             $  (2.38)

EMPLOYEE STOCK PURCHASE PLAN - The Company has an Employee Stock Purchase Plan, under which 19,623 shares were available for purchase by employees as of September 30, 1998. Employees have purchased 4,886 shares of common stock under the Company's Employee Stock Purchase Plan through September 30, 1998.

7.  EMPLOYEE RETIREMENT PLAN:

The Retirement Savings Plan (Plan) is a cash or deferred profit-sharing plan designed to comply with the requirements of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. Substantially all employees of the Company with six months of service are eligible to participate in the 401(k) Plan. The Plan's funds are invested by a third-party fund manager into various funds as
selected by the employee.   The funds offered are determined by the 401(k)
committee.  Plan funds may not be invested in common stock of the Company.
Under the Plan, employees may contribute 1% to 20% of their compensation per pay period, to a tax deferral account subject to statutory maximums. The Company will contribute to the account of a participant an amount equal to the employee's contribution up to ten dollars per pay period. The Company recognized expense related to the Plan of approximately, $34,000 $32,000 and $44,000 in the years ended September 30, 1998, 1997, and 1996, respectively.
The Board of Directors may, at its discretion, terminate the Plan at any time in whole or in part. Upon such termination, the Plan provides for the distribution of the assets of the fund for the benefit of its participants.

                        AUTO-TROL TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.  FOREIGN AND DOMESTIC OPERATIONS:

Revenues, operating results before unallocated expenses, and identifiable assets as of and for the three years ended September 30, 1998, 1997 and 1996 by geographic area are presented in the table below. There were no significant sales or transfers between geographic areas.

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                       ----------------------------------------------
                                                                            1998            1997             1996
                                                                       --------------  ---------------  --------------
                                                                                       (in thousands)
Revenues:
   North America.....................................................        $10,468          $15,137        $ 14,731
   Europe............................................................          3,053            3,698           5,729
   Other/1/..........................................................            572              904             771
                                                                       ----------------------------------------------
                                                                             $14,093          $19,739        $ 21,231
                                                                       ----------------------------------------------
Net Loss :
   North America.....................................................        $(7,017)         $(5,153)       $(10,490)
   Europe............................................................           (459)          (2,459)         (1,440)
   Other.............................................................            153             (174)            143
                                                                       ----------------------------------------------
Consolidated net loss/2/.............................................        $(7,323)         $(7,786)       $(11,787)
                                                                       ==============================================
Identifiable assets at year end:
   North America.....................................................        $ 8,459          $10,051        $ 10,618
   Europe............................................................            995            1,193           1,716
   Other.............................................................            283              558             516
                                                                       ----------------------------------------------
                                                                             $ 9,737          $11,802        $ 12,850
                                                                       ==============================================

/1/ Export sales were made to various international distributors and to the Company's Australian branch.

/2/ Research and development expenses have been allocated to each geographic area based on the revenues generated by each area from internally-developed software products. Management believes this to be a reasonable method for allocating research and development expenses.

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


      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, under the caption "Election of Directors" and "Executive Officers", and is incorporated herein by reference.

                        ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, under the caption "Executive Compensation", and is incorporated herein by reference.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, under the caption "Voting Securities and Principal Shareholders", and is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 1999, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

The Company intends to file definitive copies of the Proxy Statement with the Securities and Exchange Commission within 120 days after September 30, 1998, the close of its last fiscal period, and pursuant to General Instruction G to Form 10-K. Information called for by these items is incorporated herein by reference from such definitive Proxy Statement.

                                    PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                  ON FORM 8-K

                                                                                         Page
                                                                                        -------
(a)  1.  Financial Statements

     The following Consolidated Financial Statements of Auto-trol Technology
         Corporation are included in Part II, Item 8:
     Independent Auditors' Report.....................................................       12
     Consolidated Balance Sheets - September 30, 1998 and 1997........................       13
     Consolidated Statements of Operations - years ended September 30, 1998, 1997,
         and 1996.....................................................................       14
     Consolidated Statements of Shareholders' Equity - years ended September 30,
         1998, 1997, and 1996.........................................................       15

     Consolidated Statements of Cash Flows - years ended September 30, 1998, 1997,
         and 1996.....................................................................       16
     Notes to Consolidated Financial Statements.......................................    17-24

     2.  Financial Statement Schedule

     Independent Auditors' Report.....................................................       27
     Schedule II - Valuation and qualifying accounts and reserves - years ended
         September 30, 1997, 1996, and 1995...........................................       28


All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the Consolidated Financial Statements or notes thereto.

    3.  EXHIBITS
    Exhibit
    number   Description of Exhibit
    ------  -----------------------
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

(B)  REPORTS ON FORM 8-K
A Form 8-K was filed October 31, 1997 reporting the change in trading exchange.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation:

    Under date of November 24, 1998, we reported on the consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998, as contained in the Company's Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1998, 1997, 1996 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 1999.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                    KPMG PEAT MARWICK LLP


Denver, Colorado
November 24, 1998

                        AUTO-TROL TECHNOLOGY CORPORATION
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               SEPTEMBER 30, 1997


COLUMN A                                                    COLUMN B        COLUMN C        COLUMN D       COLUMN E
--------                                                  -------------  --------------  --------------  -------------
                                                           BALANCE AT      CHARGED TO                       BALANCE
                                                            BEGINNING      COSTS AND                        AT END
Description                                                 OF PERIOD       EXPENSES       DEDUCTIONS      OF PERIOD
----------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
YEAR ENDED SEPTEMBER 30, 1998:
   Allowance for doubtful accounts......................         $  153  $      --            $ 25         $  128
   Reserve for inventory obsolescence and shrinkage.....             43         --              43              0
   Accumulated amortization of service parts............            115                        115              0
   Valuation reserve for computer equipment.............            306         --              --            306
   Reserve for warranty.................................            109         --              54             55
                                                        --------------------------------------------------------------
                                                                 $  726  $      --            $237         $  489
                                                        ==============================================================
YEAR ENDED SEPTEMBER 30, 1997:
   Allowance for doubtful accounts......................         $  173  $                    $ 20         $  153
   Reserve for inventory obsolescence and shrinkage.....             55                         12             43
   Accumulated amortization of service parts............            996                        881            115
   Valuation reserve for machinery and equipment........            306                                       306
   Reserve for warranty and unearned discounts..........             55         54                            109
                                                        --------------------------------------------------------------
                                                                 $1,585  $      54            $913         $  726
                                                        ==============================================================
YEAR ENDED SEPTEMBER 30, 1996:
   Allowance for doubtful accounts......................         $  132  $     170            $129         $  173
   Reserve for inventory obsolescence and shrinkage.....             58          8              11             55
   Accumulated amortization of service parts............            981         42              27            996
   Valuation reserve for machinery and equipment........            306                                       306
   Reserve for warranty and unearned discounts..........             55                                        55
                                                        --------------------------------------------------------------
                                                                 $1,532       $220            $167         $1,585
                                                        ==============================================================



                 See accompanying independent auditors' report

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                         AUTO-TROL TECHNOLOGY CORPORATION


Date: December 22, 1998                    By:     /s/HOWARD B. HILLMAN
                                                   --------------------
                                                   Howard B. Hillman,
                                                   President

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

SIGNATURES                                                    TITLE                      DATE
----------                                                    -----                      ----


/s/HOWARD B. HILLMAN                                          Chairman of the Board      December 22, 1998
------------------------------------------------------------  President (Principal
Howard B. Hillman                                             Executive Officer)



/s/MAJOR GENERAL WILLIAM R. USHER,USAF (RET.)                 Director                   December 22, 1998
------------------------------------------------------------
Major General William R. Usher (Ret.)*


/s/J. RODERICK HELLER, III                                    Director                   December 22, 1998
------------------------------------------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
-----------------------------------------------
J. RODERICK HELLER, III
-----------------------


                                 EXHIBIT INDEX

    Exhibit
    Number   Description of Exhibit                                                                         Page
    ------  -----------------------                                                                         ----
      3.3   Restated Articles of Incorporation*
      3.4   Bylaws**
      3.5   Amendment to Bylaws***
      4.1   Specimen Certificate**
      4.2   Copies of Industrial Development Revenue Bond documents**
      4.3   Specimen Debentures, Warrants, Royalty Agreement, and Royalty
            Certificate issued to purchase Research and Development Limited
            Partnership Interests+
      10.1  Copy of Incentive Stock Option Plan, as amended through January 28,
            1992++
      10.2  Copy of Special Purpose Stock Option Plan, as amended through
            January 28, 1992++
      10.3  Agreement with Sun Microsystems, Inc. dated April 30, 1993+++
      10.4  Agreement with HP/Apollo Computer, Inc. dated July 4, 1994+++
      10.5  Agreement with Howard B. Hillman dated November 7, 1996                                             30
      21    Subsidiaries of the Registrant                                                                      31
      23    Consent of KPMG Peat Marwick LLP                                                                    27
      27    Financial Data Schedule

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