Form 10QSB
period 1998-12-31
AUTO TROL TECHNOLOGY CORP
filed 1999-02-16
CIK 278048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB
(Mark One)
   [X]             Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                     For the period ended December 31, 1998
                                       or
   [_]            Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

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

Number of shares outstanding as of February  11, 1999:  14,892,954

                        AUTO-TROL TECHNOLOGY CORPORATION
                        --------------------------------
           REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
           ---------------------------------------------------------

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                  --------------------------------------------



                                                                                                          Page Number
Part I.  Financial Information

  Item 1.  Financial Statements

     Consolidated Statements of Operations (unaudited), three months ended December 31, 1998                        1
          and 1997

     Consolidated Balance Sheets (unaudited), December 31, 1998 and September 30, 1998                              2

     Consolidated Statements of Cash Flows (unaudited), three months ended December 31, 1998 and 1997               3

     Notes to Consolidated Statements                                                                               4

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  5-7

Part II.  Other Information, Item 6(b) Reports on Form 8-k                                                          8

     Signatures                                                                                                     9


                        AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                              1998           1997
                                                                        -----------------------------
Revenues:
  Sales...................................................                     $ 1,319        $   831
  Service.................................................                       2,337          2,913
                                                                        -----------------------------
                                                                                 3,656          3,744

Costs and expenses:
  Cost of sales...........................................                         255            210
  Cost of service.........................................                         925          1,144
  Research and product development........................                       1,460          1,511
  Marketing, general and administrative...................                       1,958          2,386
                                                                        -----------------------------
                                                                                 4,598          5,251

Loss from operations......................................                        (942)        (1,507)

Interest income...........................................                          19             20
Interest expense (related party, $234, $75)...............                        (281)          (177)
                                                                        -----------------------------

Loss before income taxes..................................                      (1,204)        (1,664)
Income tax benefit........................................                                          2
                                                                        -----------------------------

Net loss..................................................                     $(1,204)       $(1,666)
                                                                        =============================

Basic and diluted loss per share..........................                       $(.08)         $(.17)

Weighted average number of basic and diluted common                             14,894          9,578
 shares outstanding.......................................

                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                                December 31,      September 30,
                                                                                    1998              1998
                                                                                (unaudited)
                                                                            ------------------------------------
                                    ASSETS
Current Assets:
  Cash and cash equivalents.................................................         $  1,645           $  1,325
  Receivables, net of allowance of $145 and $153............................            1,901              1,860
  Inventories and Billable Services.........................................               35                 50
  Prepaid expenses..........................................................              309                305
                                                                            ------------------------------------
     Total current assets...................................................            3,890              3,540
                                                                            ------------------------------------

Property, facilities and equipment:
  Land......................................................................              356                356
  Building and improvements.................................................            8,450              8,435
  Machinery and equipment...................................................            6,949              7,005
  Furniture, fixtures and leasehold improvements............................            1,234                920
                                                                            ------------------------------------
                                                                                       16,989             16,716
  Less accumulated depreciation and amortization............................          (10,873)           (10,948)
                                                                            ------------------------------------
                                                                                        6,116              5,768

Purchased software, net of accumulated amortization of $1,447, and $1,428                 446                290
Other assets................................................................               61                139
                                                                            ------------------------------------
     Total assets...........................................................         $ 10,513           $  9,737
                                                                            ====================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................................         $    240           $    240
  Accounts payable..........................................................              742                402
  Accrued interest payable, related party portion $235 and $398.............              408                421
  Unearned service revenue and customer deposits............................            1,014              1,410
  Accrued compensation and related taxes....................................              251                362
  Other liabilities.........................................................            1,248              1,118
                                                                            ------------------------------------
     Total current liabilities..............................................            3,903              3,953

Long-term debt, related party portion $3,850 and $4,125.....................            5,050              5,325
                                                                            ------------------------------------
     Total liabilities......................................................            8,953              9,278
                                                                            ------------------------------------

Shareholders' equity:
  Common stock, $.02 par value; authorized 40,000,000 shares; issued                      362                298
   (including treasury shares)14,893,954 and 14,895,093 shares..............
  Additional paid-in capital................................................           97,610             95,674
  Cumulative currency translation adjustments...............................             (563)              (808)
  Accumulated deficit.......................................................          (95,364)           (94,220)
  Treasury stock, 26,020 common shares at cost..............................             (485)              (485)
                                                                            ------------------------------------
     Total shareholders' equity.............................................            1,560                459
                                                                            ------------------------------------
                                                                                       10,513           $  9,737
                                                                            ====================================

                 See Notes to Consolidated Financial Statements

                       AUTO-TROL TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                        1998              1997
                                                                                -----------------------------------
Cash flow from operating activities:
   Net loss.....................................................................          $(1,204)          $(1,633)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization................................................              349               301
   Loss (gain) on disposal of property, facilities and equipment................               (2)               24
   Changes in operating assets and liabilities
        Receivables.............................................................              265               959
        Inventories.............................................................                5                 9
        Prepaids................................................................              168                84
        Accounts payable........................................................              (40)              (89)
        Accrued interest payable................................................             (121)              139
        Increase in Income Tax payable..........................................             (108)               66
Unearned revenue and customer deposits..........................................             (883)              756
             Other liabilities..................................................               60              (811)
                                                                                -----------------------------------
Net cash used by operating activities...........................................           (1,511)             (195)
Cash flows from investing activities:
   Capital expenditures.........................................................             (605)             (161)
   Proceeds from sale of property, facilities and equipment.....................                                 15
   Other assets.................................................................               (2)               (1)
                                                                                -----------------------------------
Net cash used by investing activities...........................................             (607)             (147)
Cash flows from financing activities:
   Proceeds from issuance of notes payable, related party.......................            4,635            (2,000)
   Payments on notes payable, capital leases and long-term debt,                           (2,000)               (9)
         related party portion $ 2,000 and $0
   Proceeds from issuance of common stock.......................................               85             2,002
                                                                                -----------------------------------
Net cash provided by financing activities.......................................            2,720                (7)
Effect of exchange rate changes on cash.........................................               53               (82)
                                                                                -----------------------------------
Net decrease in cash and cash equivalents.......................................              655              (431)
Cash and cash equivalents at the beginning of the year..........................              990             1,421
                                                                                -----------------------------------
Cash and cash equivalents at the end of the period..............................            1,645           $   990
                                                                                ===================================


                 See Notes to Consolidated Financial Statements

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1998

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Financial information as of September 30, 1998 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1998 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three month periods ending December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

(2) Loss Per Share

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share for the three month period ending December 31, 1998 and 1997, as no dilutive common stock equivalents were outstanding.

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

Results of Operations

Overview
Operating losses for the first quarter ended December 31, 1998 continued, however they decreased $462,000 as compared to the first quarter ended December 31, 1997. The company continues to believe that its Product Data Management
(PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company, depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. The Company believes that its products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

The three months ended December 31, 1998 compared to three months ended December
--------------------------------------------------------------------------------
31, 1997
--------
Revenues - For the quarter ended December 31, 1998, total sales and service revenue decreased $87,000 or 2.3%, from the quarter ended December 31, 1997. Total sales revenue for the first quarter of fiscal 1999 increased $488,000, or 59%, from the quarter ended December 31, 1997. The increase is primarily due to increased sales of the Company's PDM and EPS solutions domestically and in Europe.

Total service revenue for the quarter ended December 31, 1998, decreased $576,000 , or 19.7%, from the quarter ended December 31, 1997. Service revenue is comprised of software maintenance, training and billable service revenue.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)


Cost of Sales and Service - For the first quarter ended December 31, 1998, gross profit margins on total revenue increased to 67.7% from 63.8%% for the first quarter ended December, 1997. Gross profit margins on sales revenue for the first quarter ending December 31, 1998, increased to 80.6% from 74.7% for the first quarter ended December 31, 1997.

Gross profit margins for total service revenue in the first quarter of fiscal 1999 decreased $357,000, yielding a gross margin of 60.4 %, as compared to a gross margin of 60.7% in the first quarter of fiscal 1998.

Research and Product Development - Research and development expenses were approximately 40.1% of revenue for the quarter ended December 31, 1998 and 40.4% of revenue for the quarter ended December 31, 1997. Total research and development expense decreased by 3.3% or $51,000 in the first quarter ended December 31, 1998 compared to the previous year's first quarter.

Marketing, General, and Administrative - In the first quarter ended December 31, 1998, marketing, general and administrative expenses decreased $428,000, or
17.9%, from the first quarter ended December 31, 1997.   This decrease was due
to a continuing effort to streamline costs.

Interest - In the quarter ended December 31, 1998, interest expense increased $104,000 from the quarter ended December 31, 1997 as a result of increased borrowings. Interest income decreased $1,000 as compared to the first quarter of fiscal 1997.


Liquidity and Capital Resources

Financial Condition - At December 31, 1998, the Company had approximately $1,645,000 in cash and cash equivalents, which was 24.1% higher than cash balances at September 30, 1998. The Company's net working capital was a deficit of approximately $12,000 at December 31, 1998, as compared to a working capital deficit of $413,000 at September 30, 1998. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At December , 1998, the Company had outstanding related party debt of $3,850,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1999. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1999.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS-(continued)



Currency Fluctuations

The Company has three wholly owned International subsidiaries and one branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes..

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first three months ended December 31, 1998, the Company had realized a loss of approximately $9,979 through payments it had received from its subsidiaries as compared to a $27,800 loss for the same period in 1997.

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


                                    AUTO-TROL TECHNOLOGY CORPORATION
                                             (Registrant)


Date: February 12, 1999                  /s/ HOWARD B.HILLMAN
                              ----------------------------------------------
                                             Howard B. Hillman,
                                     Chairman of the Board, President
                              (Principal Executive and Financial Officer and
                                       Principal Accounting Officer)