Form 10QSB
period 1999-03-31
AUTO TROL TECHNOLOGY CORP
filed 1999-05-17
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
  [ X ]                  Quarterly Report Pursuant to Section 13 or 15(d)
                                  of the Securities Exchange Act of 1934
                                   For the period ended March 31, 1999
                                                    or
  [   ]                 Transition Report Pursuant to Section 13 or 15(d)
                                  of the Securities Exchange Act of 1934
                        For the transition period from ___________ to _______

                         Commission File Number: 0-9247

                        Auto-trol Technology Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                          84-0515221
             --------                                          ----------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)


           12500 North Washington Street, Denver, Colorado 80241-2400
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 452-4919
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ]  Yes    [   ]   No

Number of shares outstanding as of May 15, 1999:  18,092,954

                        AUTO-TROL TECHNOLOGY CORPORATION
                        --------------------------------
            REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
            ---------------------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    -----------------------------------------



                                                                           Page
                                                                          Number
Part I.  Financial Information

  Item 1.  Financial Statement

         Consolidated Statements of Operations (unaudited),
         six months ended March 31, 1999 and 1998                            1


         Consolidated Balance Sheets (unaudited),
         March 31, 1999 and September 30, 1998                               2

         Consolidated Statements of Cash Flows
         (unaudited), six months ended March 31, 1999 and 1998               3

         Notes to Consolidated Statements                                    4

  Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     5-8

Part II. Other Information, Item 6(b) Reports on Form 8-K                    9

          Signatures                                                        10


                                    AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands except per share amounts)
                                               (unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                    March 31,                      March 31,
                                                            ------------------------        -----------------------
                                                              1999            1998            1999            1998
                                                            ------------------------        ------------------------
Revenues:
    Sales ...........................................       $    695        $    556        $  2,015        $  1,387
    Service .........................................          2,331           2,335           4,668           5,248
                                                            --------        --------        --------        --------
                                                               3,026           2,891           6,683           6,635

Costs and expenses:
    Cost of sales ...................................            225              62             480             272
    Cost of service .................................            264           1,077           1,189           2,221
    Research and product development ................          1,887           1,518           3,347           3,029
    Marketing, general and administrative ...........          2,400           2,529           4,360           4,915
                                                            --------        --------        --------        --------
                                                               4,776           5,186           9,376          10,437

Loss from operations ................................         (1,750)         (2,295)         (2,693)          3,802)

Interest income .....................................             50               7              68              13
Interest expense ....................................            158             187             438             364
                                                            --------        --------        --------        --------

Loss before income taxes ............................         (1,858)         (2,489)         (3,063)         (4,153)
Income tax expense/(benefit) ........................              1              (2)              1               0
                                                            --------        --------        --------        --------

Net loss ............................................       $ (1,859)       $ (2,487)         (3,064)         (4,153)
                                                            ========        ========        ========        ========


Basic and diluted loss per share ....................           (.11)           (.35)           (.19)           (.58)

Weighted average number of basic
   and diluted common shares outstanding ............         16,905           7,913          16,079           7,816



                        AUTO-TROL TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         SIX MONTHS ENDED MARCH 31, 1999
                     (in thousands except per share amounts)
                                   (unaudited)

Net Loss...........................................................   $(2,487)
Other Comprehensive Income/(Loss) net of tax:
     Foreign Currency translation Adjustments .....................       789
                                                                      -------

Total Comprehensive Income/(Loss)..................................   $(1,698)
                                                                      -------


                 See Notes to Consolidated Financial Statements

                                       1

                        AUTO-TROL TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)


                                                           March      September
                                                          31, 1999     30, 1998
                                                         (unaudited)
                                                          ---------------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents ..........................   $  1,823    $  1,325
    Receivables, net of allowance of $50 and $153 ......      1,463       1,860
    Inventories and Billable Services ..................         48          50
    Prepaid expenses ...................................        239         305
                                                           --------    --------
         Total current assets ..........................      3,573       3,540
                                                           --------    --------

Property, facilities and equipment:
    Land ...............................................        356         356
    Building and improvements ..........................      8,450       8,435
    Machinery and equipment ............................      7,069       7,005
    Furniture, fixtures and leasehold improvements .....      1,135         920
                                                           --------    --------
                                                             17,010      16,716
    Less accumulated depreciation and amortization .....    (11,092)    (10,948)
                                                           --------    --------
                                                              5,918       5,768

Purchased software, net of accumulated
 amortization of $1,429 and $1,428 .....................        511         290
Other assets ...........................................         47         139
                                                           --------    --------
         Total assets ..................................   $ 10,049    $  9,737
                                                           ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt ..................   $    280    $    240
    Accounts payable ...................................        261         402
    Accrued interest payable, related
     party portion $356 and $398 .......................        503         421
    Unearned service revenue and customer deposits .....      1,119       1,410
    Accrued compensation and related taxes .............        242         362
    Other liabilities ..................................      1,093       1,118

                                                           --------    --------
         Total current liabilities .....................      3,498       3,953

Long-term debt, related party
          portion $5,167 and $4,125 ....................      6,367       5,325
                                                           --------    --------
         Total liabilities .............................      9,865       9,278
                                                           --------    --------

Shareholders' equity:
    Common stock, $.02 par value;
      authorized 40,000,000 shares;
      issued (including treasury share)
      18,092,954 and 14,895,093 shares .................        362         248
    Additional paid-in capital .........................     97,610      95,674
    Cumulative currency translation adjustments ........        (19)       (808)
    Accumulated deficit ................................    (97,284)    (94,220)
    Treasury stock, 26,020 common shares at cost .......       (485)       (485)
                                                           --------    --------
         Total shareholders' equity ....................        184         459
                                                           --------    --------
                                                             10,049    $  9,737
                                                           ========    ========

                 See Notes to Consolidated Financial Statements

                                    AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)
                                                                                                Six Months Ended
                                                                                                   March 31,
                                                                                             ----------------------
                                                                                              1999            1998
                                                                                             -----------------------
Cash flow from operating activities:
      Net loss ......................................................................        $(3,470)        $(4,154)
      Adjustments to reconcile net loss
       to net cash used by operating activities:
      Depreciation and amortization .................................................            319             606
      Loss (gain) on disposal of property, facilities and equipment .................              0              25
      Changes in operating assets and liabilities

           Receivables ..............................................................            397           1,568
           Inventories/Work in Process ..............................................              2              (7)
           Prepaids .................................................................             66              61
           Accounts payable .........................................................           (101)           (196)
           Accrued interest payable .................................................             82            (189)
           Increase in Income Tax payable ...........................................              0              62
Unearned revenue and customer deposits ..............................................           (291)            718
           Other liabilities ........................................................           (145)           (744)
                                                                                             -------         -------
Net cash used by operating activities ...............................................         (3,141)         (2,357)
Cash flows from investing activities:
      Capital expenditures ..........................................................            515            (396)
      Proceeds from sale of property, facilities and equipment ......................                             15
      Other assets ..................................................................             92              (1)
                                                                                             -------         -------
Net cash used by investing activities ...............................................            607            (382)
Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party ........................          1,042           6,400
      Payments on notes payable, capital leases and long-term debt ..................              0          (4,008)
      Proceeds from issuance of common stock ........................................          2,000               2
                                                                                             -------         -------
Net cash provided by financing activities ...........................................          3,042           2,394
Effect of exchange rate changes on cash .............................................            (10)            (63)
                                                                                             -------         -------
Net increase (decrease) in cash and cash equivalents ................................            498            (408)
Cash and cash equivalents at the beginning of the year ..............................          1,325           1,421
                                                                                             -------         -------
Cash and cash equivalents at the end of the period ..................................          1,823           1,013
                                                                                             =======         =======





                              See Notes to Consolidated Financial Statements

                                                   3

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999

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

(2) Loss Per Share

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share for the six month period ending March 31, 1999 and 1998, as no dilutive common stock equivalents were outstanding.

(3) Related Tax Effects Allocated to each Component of Other Comprehensive Income(Loss)

                                                              Six Months Ended March 31, 1999
                                                     Before-Tax      Tax (Expense)        Net of Tax
                                                      Amount          or Benefit           Amount
                                                     ----------      ------------         -------
Foreign Currency Translation Adjustments:              798                  0               798
                                                     ----------      ------------         -------


(4) Disclosure of Accumulate Other Comprehensive Income (Loss) Balance

                                    Six Months Ended March 31, 1999
                                           Foreign Currency
                                       Translation Adjustments
                                       -----------------------

Beginning Balance:                             (808)
Current Period Change:                          798
                                               ----
Ending Balance:                                 (19)
                                               ----

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

Results of Operations

Overview
Operating losses for the second quarter ended March 31, 1999 continued, however they decreased $545,000 as compared to the second quarter ended March 31, 1998. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended March 31, 1999 compared to three months ended March 31, 1998
--------------------------------------------------------------------------------
Revenues - For the quarter ended March 31, 1999, total sales and service revenue increased $135,000 or 4.7%, from the quarter ended March 31, 1998.


                                      In Thousands                      Increase                  %
                                   Three Months Ended                  (Decrease)
                            March 31, 1999       March 31, 1998
                            -----------------------------------    -------------------------------------
Sales Revenue                $   695               $   556             $   139                  25%
Service Revenue                2,331                 2,335                 (4)                (.2%)
                            ===================================    =====================================
                               3,026                 2,891                 135                 4.6%


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


Cost of Sales and Service - For the second quarter ended March 31, 1999, gross profit margins on total revenue increased to 83.8% from 60.6% for the second quarter ended March, 1998. Gross profit margins on sales revenue for the second quarter ending March 31, 1999, decreased to 67.6% from 88.8% for the second quarter ended March 31, 1998.

Gross profit margins for total service revenue in the second quarter of fiscal 1999 increased $809,000, yielding a gross margin of 88.7 %, as compared to a gross margin of 53.9% in the second quarter of fiscal 1998.

Research and Product Development - Research and development expenses were approximately 62.3% of revenue for the quarter ended March 31, 1999 and 52.5% of revenue for the quarter ended March 31, 1998. Total research and development expense decreased by 24.3% or $369,000 in the second quarter ended March 31, 1999 compared to the previous year's second quarter.

Marketing, General, and Administrative - In the second quarter ended March 31, 1999, marketing, general and administrative expenses decreased $129,000, or 5.1%, from the second quarter ended March 31, 1998. This decrease was due to a continuing effort to streamline costs.

Interest - In the quarter ended March 31, 1999, interest expense decreased $29,000 from the quarter ended March 31, 1998 as a result of decreased borrowings. Interest income decreased $43,000 as compared to the second quarter of fiscal 1998.

The six  months ended March 31, 1999 compared to six months ended March 31, 1998
--------------------------------------------------------------------------------
Revenues - For the six months ended March 31, 1999, total sales and service revenue increased $48,000 or .7%, from the quarter ended March 31, 1998.

                                        In Thousands                              Increase                  %
                                      Six Months Ended                           (Decrease)
                            March 31, 1999           March 31, 1998
                            ---------------------------------------           -----------------------------------
Sales Revenue                 $ 2,015                  $ 1,387                     $   628                45.2%
Service Revenue                 4,668                    5,248                        (580)               (11.%)
                            ---------------------------------------           -----------------------------------
                                6,683                    6,635                      48,000                  .7%


Cost of Sales and Service - For the six months ended March 31, 1999, gross profit margins on total revenue increased to 75% from 62% for the six months ended March 31, 1998. Gross profit margins on sales revenue for the six months ending March 31, 1999, decreased to 76% from 80.3% for the six months ended March 31, 1998.

Gross profit margins for total service revenue in the six months of fiscal 1999 increased $452,000, yielding a gross margin of 74.5%, as compared to a gross margin of 57.7% in the six months of fiscal 1998.

Research and Product Development - Research and development expenses were approximately 51% of revenue for the six months ended March 31, 1999 and 45.7% of revenue for the quarter ended March 31, 1998. Total research and development expense increased by 10.5% or $318,000 in the first six months ended March 31, 1999 compared to the previous year's six months.

Marketing, General, and Administrative - In the six months ended March 31, 1999, marketing, general and administrative expenses decreased $555,000, or 11.3%, from the six months ended March 31, 1998. This decrease was due to a continuing effort to streamline costs.

Interest - In the six months ended March 31, 1999, interest expense increased $74,000 from the six months ended March 31, 1998 as a result of increased borrowings. Interest income increased $55,000 as compared to the six months of fiscal 1998.

Liquidity and Capital Resources

Financial Condition - At March 31, 1999, the Company had approximately $1,823,000 in cash and cash equivalents, which was 37.6% higher than cash balances at September 30, 1998. The Company's net working capital was $75,000 March 31, 1999, as compared to a working capital deficit of $413,000 at September 30, 1998. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At December , 1998, the Company had outstanding related party debt of $3,850,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1999. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1999.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)



Currency Fluctuations

The Company has three wholly owned International subsidiaries and one branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting and consolidation purposes.

The Company does not use foreign  exchange  contracts,  interest rate swaps,  or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first three months ended March 31, 1999, the Company had realized a loss of approximately $10,202 through payments it had received from its subsidiaries as compared to a $27,800 loss for the same period in 1998.

                           PART II. OTHER INFORMATION




Item 6(b) Reports on Form 8-k

Form 8-K was filed on March 1, 1999 in order to announce the change of auditors. The change from KPMG LLP to Gelfond, Hochstadt Pangburn, P.C., is effective for the fiscal year 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AUTO-TROL TECHNOLOGY CORPORATION
                                                (Registrant)


Date: May 14, 1999                         /s/  HOWARD B. HILLMAN
                                 ----------------------------------------------
                                               Howard B. Hillman,
                                          Chairman of the Board, President
                                (Principal Executive and Financial Officer and
                                              Principal Accounting Officer)