Form 10QSB
period 1999-06-30
AUTO TROL TECHNOLOGY CORP
filed 1999-08-12
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended June 30, 1999

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

                                 (303) 452-4919
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Number of shares outstanding as of August 11, 1999:  21,292,954

                        AUTO-TROL TECHNOLOGY CORPORATION
            REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999
                -------------------------------------------------

                                                                      Page
                                                                     Number
Part I.  Financial Information
  Item 1.  Financial Statements
         Consolidated Statements of Operations (unaudited),
          three and nine months ended June 30, 1999 and 1998            1

         Consolidated Statements of Comprehensive Loss
          (unaudited) three and nine months ended
          June 30, 1999 and 1998.                                       2

         Consolidated Balance Sheets (unaudited),
          June 30, 1999 and September 30, 1998                          3

         Consolidated Statements of Cash Flows (unaudited),
          nine months ended June 30, 1999 and 1998                      4

         Notes to Consolidated Statements                              5-6

   Item 2.  Management's Discussion and Analysis                       7-10

Part II. Other Information, Item 6(b) Reports on Form 8-K               11

         Signatures                                                     12

                                     AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands except per share amounts)
                                               (unaudited)

                                                                        Three Months Ended                   Nine Months Ended
                                                                              June 30,                            June 30,
                                                                         1999            1998               1999            1998
                                                                     --------------------------          --------------------------
Revenues:
    Sales ..................................................         $  1,320          $  1,665          $  3,335          $  3,052
    Service ................................................            1,207             2,399             5,876             7,647
                                                                     --------------------------          --------------------------
                                                                        2,527             4,064             9,211            10,699

    Costs and expenses:
    Cost of sales ..........................................              275               134               755               354
    Cost of service ........................................              415               828             1,604             3,102
    Research and product development .......................            1,322             1,500             4,669             4,529
    Marketing, general and administrative ..................            2,572             2,803             6,932             7,717
                                                                     --------------------------          --------------------------
                                                                        4,584             5,265            13,960            15,702

    Loss from operations ...................................           (2,057)           (1,201)           (4,749)           (5,003)

    Interest income ........................................                9                50                76                63
    Interest expense .......................................              180               134               618               498
                                                                     --------------------------          --------------------------

    Loss before income taxes ...............................           (2,228)           (1,285)           (5,291)           (5,438)
    Income tax expense/(benefit) ...........................                2                 0                 3                 0
                                                                     --------------------------          --------------------------

    Net loss ...............................................         $ (2,230)         $ (1,285)           (5,294)           (5,438)
                                                                     ==========================          ==========================

    Basic and diluted loss per share .......................             (.13)             (.10)             (.32)             (.49)

Weighted average number of basic and
 diluted common shares outstanding .........................           17,244            12,626            16,453            10,987









                                     AUTO-TROL TECHNOLOGY CORPORATION
                               CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                THREE AND NINE  MONTHS  ENDED JUNE 30,  1999 (in
                                 thousands except per share amounts)
                                               (unaudited)

                                                                            Three Months Ended               Nine Months Ended
                                                                                 June 30,                          June 30,
                                                                            1999            1998             1999            1998
                                                                         ------------------------         -------------------------

Net Loss .......................................................         $(2,230)         $(1,285)         $(5,294)         $(5,438)
Other Comprehensive Income/(Loss) net of tax:
     Foreign Currency translation Adjustments ..................            (433)            (149)             356              (44)
                                                                         ------------------------          ------------------------

Total Comprehensive Income/(Loss) ..............................         $(2,663)         $(1,434)         $(4,938)         $(5,482)






                              See Notes to Consolidated Financial Statements





                                     AUTO-TROL TECHNOLOGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                 (in thousands except per share amounts)


                                                                              June            September
                                                                           30, 1999            30, 1998
                                                                         (unaudited)
                                                                          -----------------------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents ........................................    $    287             $  1,325
    Receivables, net of allowance of $69 and $153 ....................       1,905                1,860
    Inventories and Billable Services ................................          62                   50
    Prepaid expenses .................................................         212                  305
                                                                         ------------------------------
         Total current assets ........................................       2,466                3,540
                                                                         ------------------------------

Property, facilities and equipment:
    Land .............................................................         356                  356
    Building and improvements ........................................       8,453                8,435
    Machinery and equipment ..........................................       6,794                7,005
    Furniture, fixtures and leasehold improvements ...................       1,126                  920
                                                                          -----------------------------
                                                                            16,729               16,716
    Less accumulated depreciation and amortization ...................     (10,972)             (10,948)
                                                                          -----------------------------
                                                                             5,757                5,768

Purchased software, net of accumulated amortization
 of $1,510 and $1,428 ................................................         286                  290
    Other assets .....................................................          49                  139
                                                                          -----------------------------
         Total assets ................................................    $  8,558             $  9,737
                                                                          =============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt ................................    $    280             $    240
    Accounts payable .................................................         213                  402
    Accrued interest payable, related party portion $ 497 and $398 ...         558                  421
    Unearned service revenue and customer deposits ...................       1,218                1,410
    Accrued compensation and related taxes ...........................         233                  362
    Other liabilities ................................................         558                1,118
                                                                          -----------------------------
         Total current liabilities ...................................       3,060                3,953

Long-term debt, related party portion $4,750 and $4,125 ..............       5,978                5,325
                                                                          -----------------------------
         Total liabilities ...........................................       9,038                9,278
                                                                          -----------------------------

Shareholders' equity:
    Common stock,  $.02 par value;  authorized
      40,000,000 shares; issued (including treasur
      shares 42621,292,954 and 14,895,093 shares .....................         426                  298
    Additional paid-in capital .......................................      99,546               95,674
    Cumulative currency translation adjustments ......................        (452)                (808)
    Accumulated deficit ..............................................     (99,515)             (94,220)
    Treasury stock, 26,020 common shares at cost .....................        (485)                (485)
                                                                          -----------------------------
         Total shareholders' equity ..................................        (480)                 459
                                                                          -----------------------------
                                                                          $  8,558             $  9,737
                                                                          =============================

                              See Notes to Consolidated Financial Statements



                                    AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)
                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                                 1999               1998
                                                                               ---------------------------
Cash flow from operating activities:
      Net loss ............................................................    $(5,294)            $(5,438)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
      Depreciation and amortization .......................................        581                 892
      Loss (gain) on disposal of property, facilities and equipment .......          0                  24
      Changes in operating assets and liabilities

           Receivables ....................................................        (45)              1,518
           Inventories/Work in Process ....................................        (12)                 (7)
           Prepaid Expenses ...............................................         93                 (69)
           Accounts payable ...............................................       (189)               (232)
           Accrued interest payable .......................................        137                 (60)
           Increase in Income Tax payable .................................          0                   0

Unearned revenue and customer deposits ....................................       (192)                503
           Other liabilities ..............................................       (651)               (590)
                                                                               ---------------------------
Net cash used by operating activities .....................................     (5,572)             (3,459)
Cash flows from investing activities:
      Capital expenditures ................................................          9                (713)
      Proceeds from sale of property, facilities and equipment ............          3                  34
      Other assets ........................................................        (90)                  0
                                                                               ---------------------------
      Net cash used by investing activities ...............................        (78)               (679)
      Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party ..............      4,625               8,100
      Payments on notes payable, capital leases and long-term debt ........          0              (4,008)
      Proceeds from issuance of common stock ..............................          0                   2
                                                                               ---------------------------
Net cash provided by financing activities .................................      4,625               4,094
Effect of exchange rate changes on cash ...................................        (13)                (77)
                                                                               ---------------------------
Net increase (decrease) in cash and cash equivalents ......................     (1,038)               (121)
Cash and cash equivalents at the beginning of the year ....................      1,325               1,421
                                                                               ---------------------------
Cash and cash equivalents at the end of the period ........................    $   287             $ 1,300
                                                                               ===========================









                              See Notes to Consolidated Financial Statements





                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999

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

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1998 included in Form 10-K previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the nine months period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

(2) Loss Per Share

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share for the six month period ending June 30, 1999 and 1998, as no dilutive common stock equivalents were outstanding.

(3) Comprehensive Loss

On January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 30, "Reporting Comprehensive Income." This standard established requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of operations including minimum pension liability adjustments and foreign currency translation adjustments, among others. The financial statements for three and nine months ended June 30, 1999 and 1998 have been reclassified to disclose items of comprehensive income. There are no significant tax effects related to these items.

(4) Related Tax Effects Allocated to each Component of Other Comprehensive Income (Loss)

                                      Nine Months Ended June 30, 1999
                             Before-Tax      Tax (Expense)        Net of Tax
                              Amount          or Benefit            Amount
                             ----------      ------------         ----------
Foreign Currency
 Translation Adjustments:       356                0                 356
                             ----------      ------------         ----------

(5) Disclosure of Accumulative Other Comprehensive Income (Loss) Balance

Foreign Currency Translation Adjustments

                             Nine Months          Nine Months           Three Months          Three Months
                               Ended                 Ended                 Ended                Ended
                           June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
                           -------------         -------------          -------------         -------------
Beginning Balance:            (808)                 (1,035)                  (19)                (930)
Current Period Change:         356                     (44)                 (433)                (149)
                           -------------         --------------         -------------         -------------
Ending Balance:               (452)                 (1,079)                 (452)               (1,079)
                           -------------         --------------         -------------         --------------


(6) Increase in Common Shares

The increase in shares for the nine months ended June 30,1999 are a result of the conversion of related party loans to common stock in the amount of $2,000,000.

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

Results of Operations

Overview
Operating losses for the third quarter ended June 30, 1999 continued, and increased $945,000 as compared to the third quarter ended June 30, 1998. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three  months  ended June 30, 1999  compared to three  months ended June 30,
1998
--------------------------------------------------------------------------------

Revenues - For the quarter ended June 30, 1999, total sales and service revenue decreased $1,537,000 or 38%, from the quarter ended June 30, 1998. The decrease was due primarily to the wide swing in customer scheduling of consulting personnel, as well as a reduction in historic maintenance as a consequence of capped legacy products.

                                In Thousands                        Increase                  %
                             Three Months Ended                    (Decrease
                    June 30, 1999           June 30, 1998
                    -------------------------------------          ------------------------------
Sales Revenue         $ 1,320                  $ 1,665              $  (345)                  21%
Service Revenue       $ 1,207                  $ 2,399              $(1,192)                  50%
                   =====================================           ===============================
                      $ 2,527                  $ 4,064              $(1,537)                  38%


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


Gross Profit Margins - For the third quarter ended June 30, 1999, gross profit margins on total revenue decreased 41% from the third quarter ended June 30, 1998.


                                         In Thousands                             Increase                %
                                      Three Months Ended                         (Decrease)
                             June 30, 1999          June 30, 1998
                            -------------------------------------               ------------------------------
Gross Profit Sales              $ 1,045                  $ 1,531                   $   (486)              (32%)
Gross Profit Services           $   792                  $ 1,571                   $   (779)                50%
                            ======================================              ===============================
Total                           $ 1,837                  $ 3,102                   $ (1,265)              (41%)


Research and Product Development - Research and development expenses were approximately 53% of revenue for the quarter ended June 30, 1999 and 37% of revenue for the quarter ended June 30, 1998. Total research and development expense decreased by 12% or $178,000 in the third quarter ended June 30, 1999 compared to the previous year's third quarter.

Marketing,  General,  and  Administrative  - In the third quarter ended June 30,
1999, marketing, general and administrative expenses decreased $231,000, or 8.21%, from the third quarter ended June 30, 1998.

Interest  - In the  quarter  ended June 30,  1999,  interest  expense  increased
$46,000 from the quarter ended June 30, 1998 as a result of increased borrowings. Interest income decreased $41,000 as compared to the third quarter of fiscal 1998.

The nine  months ended June 30, 1999 compared to nine months ended June 30, 1998
--------------------------------------------------------------------------------

Revenues - For the nine months ended June 30, 1999, total sales and service revenue decreased $1,488,000 or 14%, from the quarter ended June 30, 1998.

                                        In Thousands                              Increase                 %
                                      Nine Months Ended                          (Decrease)
                           --------------------------------------               -------------------------------
                            June 30, 1999           June 30, 1998
Sales Revenue                 $ 3,335                  $ 3,052                     $   283                   9%
Service Revenue                 5,876                    7,647                     (1,771)                (23%)
                           =======================================              ===============================
                               $9,211                  $10,699                    $(1,488)                (14%)


Gross Profit Margins - For the nine months ended June 30, 1999, gross profit margins on total revenue decreased 6% from over the nine months ended June 30, 1998.

                                              In Thousands                          Increase                 %
                                            Nine Months Ended                      (Decrease)
                                     June 30, 1999       June 30, 1998
                                    -----------------------------------            -------------------------------
Gross Profit Margins Sales             $ 2,580             $ 2,698                    $( 118)                 (4%)
Gross Profit Margins Service             4,272               4,545                      (273)                 (6%)
                                    ===================================            ================================
                                        $6,852              $7,243                     $(391)                 (5%)


Research and Product Development - Research and development expenses were approximately 51% of revenue for the nine months ended June 30, 1999 and 42% of revenue for the quarter ended June 30, 1998. Total research and development expense increased by 3% or $140,000 in the first nine months ended June 30, 1999 compared to the previous year's nine months.

Marketing, General, and Administrative - In the nine months ended June 30, 1999, marketing, general and administrative expenses decreased $785,000, or 10.2%, from the nine months ended June 30, 1998. This decrease was due to a continuing effort to streamline costs.

Interest - In the nine months ended June 30, 1999, interest expense increased $120,000 from the nine months ended June 30, 1998 as a result of increased borrowings. Interest income increased $13,000 as compared to the nine months of fiscal 1998.

Liquidity and Capital Resources

Financial Condition - At June 30, 1999, the Company had approximately $287,000 in cash and cash equivalents, which was 79% lower than cash balances at September 30, 1998. The Company's net working capital deficit was $594,000 June 30, 1999, as compared to a working capital deficit of $413,000 at September 30, 1998. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At June 30, 1999, the Company had outstanding related party debt of $4,750,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 1999. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 1999.

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

The Company does not use foreign  exchange  contracts,  interest rate swaps,  or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first three months ended June 30, 1999, the Company had realized a loss of approximately $13,000 through payments it had received from its subsidiaries as compared to a $29,000 loss for the same period in 1998. This amount is included in the Marketing, General, and administrative line of the consolidated statement of operations.

                           PART II. OTHER INFORMATION




Item 6(b) Reports on Form 8-k :  NONE

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        AUTO-TROL TECHNOLOGY CORPORATION
                                                  (Registrant)


Date: August 11 , 1999                      /s/  HOWARD B. HILLMAN
                                   ---------------------------------------------
                                                 Howard B. Hillman,
                                            Chairman of the Board, President
                                  (Principal Executive and Financial Officer and
                                           Principal Accounting Officer)