Form 10KSB40
period 1999-09-30
AUTO TROL TECHNOLOGY CORP
filed 1999-12-22
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                                   (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                           Commission File No. 0-9247

                        Auto-trol Technology Corporation
             (Exact name of registrant as specified in its charter)

                   Colorado                        84-0515221
           (State of Incorporation)              (IRS Employer
                                             Identification Number)

                                -----------------

           12500 North Washington Street, Denver, Colorado 80241-2400
                    (Address of principal executive offices)

                                -----------------

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

                             Yes [X]         No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 7, 1999, was based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on December 7, 1999 was 29,296,757.

     Document Incorporated by Reference: Proxy Statement and Notice of Annual Meeting of Shareholders to be held on January 25, 2000: Part III - Items 9, 10, 11, and 12.

                        AUTO-TROL TECHNOLOGY CORPORATION

                              REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----
Item 1.    Description of Business..........................................   1
Item 2.    Description of Property..........................................   5
Item 3.    Legal Proceedings................................................   5
Item 4.    Submission of Matters to a Vote of Security Holders..............   5

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.........   6
Item 6.    Management's Discussion and Analysis or Plan of Operation........   7
Item 7.    Financial Statements.............................................  11
Item 8.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................  27

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,
               Compliance with Section 16(a) of the Exchange Act............  28
Item 10.   Executive Compensation...........................................  28
Item 11.   Security Ownership of Certain Beneficial Owners and Management...  28
Item 12.   Certain Relationships and Related Transactions...................  28
Item 13.   Exhibits and Reports on Form 8-K.................................  30

                         ITEM 1. DESCRIPTION OF BUSINESS
General

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

Auto-trol Technology Corporation and its wholly-owned subsidiaries (referred to hereafter as "Auto-trol" or the "Company") develop, integrate, market, sell, and support its software products and the software products of certain third-party vendors for end user markets involved in: product data management, physical network management, mapping, technical illustration, and engineering. Historically, the Company sold proprietary hardware products and CAD/CAM software. Both the competitive pressures and market maturity in the CAD/CAM marketplace and reduced margins on hardware products have caused the Company to sell less CAD/CAM software and associated hardware to its customers than in past years. The Company has had to shift its sales and support focus from hardware and CAD/CAM software to internally developed product data management, electronic network management, technical illustration, and systems integration. Auto-trol believes that by offering customers a broad spectrum of information applications and options, from analysis through implementation and ongoing support, it is able to develop long-term relationships with its customers and expand into new markets. The Company's business is not seasonal in nature, nor is the Company dependent on any single individual customer.

Products

CENTRA 2000(R)
The CENTRA 2000 system is a product data and electronic document management system with optional workflow systems specifically designed to solve the complex problems facing engineering, manufacturing, technical publishing, petrochemical and other operations. The product is intended for scaleable implementation from the work group to the entire enterprise. In addition to traditional Electronic Document Management (EDM)/Product Data Management (PDM) functions, CENTRA 2000 manages pure data environments, audio/video, and large document assemblies. The product is designed to fit a customer's environment with a general focus on automating configuration management and project management, as well as processes integrated with a customer's hardware and business systems, rules and procedures. The core CENTRA 2000 technology was used to develop the NASA Electronic Library System, which serves as a solution for configuration management of technical documentation and programming source code. CENTRA 2000 technology was also used to map and track the parts list for the space station.

KONFIG(R)
The KONFIG product is advanced software for physical network, cable/wire, and asset management of data, voice or video networks. The KONFIG software stores and models the entire network infrastructure in Oracle(R)'s relational database management system (RDBMS), including both active elements such as workstations, hubs, routers, and switches, along with passive elements such as cables, connectors, distribution frames, and patch panels. The spatial location, topological information, connectivity, and non- graphic attributes of each network object are stored in the RDBMS. A detailed graphical representation of the network can be automatically generated from the database and overlaid on a facility drawing. Auto-trol's powerful Series 5000(TM) graphic engine is used to generate graphic views of the network as well as create and modify the facility drawings. The KONFIG Network Manager product provides integration with industry-leading network management tools.

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

Software

Approximately 33% and 27% of total revenue was comprised of software sales for the years ended September 30, 1999 and 1998, respectively.


Customer Support

Consulting Services
Auto-trol offers consulting services that include software needs assessments, system configuration, implementation of its products, and third party product integration with Auto-trol's products. Additionally, Auto-trol may develop custom software or modify its existing software products to solve specific customer needs. These services are sold in conjunction with product sales and are billed at standard rates. Approximately 16% and 15% of total revenue was comprised of consulting service revenue for the years ended September 30, 1999 and 1998, respectively.

Educational Services
Auto-trol provides comprehensive product training programs for all of the Company's applications, as well as training in Java programming. Approximately 4% and 10% of total revenue was comprised of educational service revenue for the years ended September 30, 1999 and 1998, respectively.

National Customer Support
Auto-trol believes that the quality of customer support is an important factor in helping the customer to attain and maintain productivity levels and its related return on investment in Auto-trol products. Post-sale customer support services are provided on a time and materials basis or under warranties and service contracts. Approximately 13% of Auto-trol's employees are engaged in post-sales support functions. A technical staff offers software support services for most problems. Approximately 48% and 49% of total revenue was comprised of customer support revenue for the years ended September 30, 1999 and 1998 respectively.

Research and Product Development

Approximately 42% of Auto-trol's employees are engaged in research and product development activities. The Company has made and will continue to make significant investment in product development and enhancement due to rapidly changing technology, competitive pressures, and customer demands. Research and product development expenditures as a percentage of the Company's revenues for 1999 and 1998 were as follows:

                                                        Year Ended September 30,
                                                        ------------------------
                                                            1999       1998
                                                            ----       ----
                                                             (in thousands)

   Total research and product development expense .....    $5,259     $6,037
   Percent of total revenues ..........................        46%        43%


Marketing
Auto-trol's commercial customers are chiefly from the petroleum, pharmaceutical, chemical, manufacturing, engineering, and public utility industries. Governmental customers include federal, state and municipal agencies. The Company markets and sells its products and services directly to end users and third parties in the United States from its domestic sales offices. The Company markets its products in Europe through wholly owned subsidiaries with offices located in Germany and the United Kingdom. Additionally, the Company markets its products in Canada through Auto-trol Technology (Canada) Ltd., a wholly owned subsidiary, and in Australia through a Company sales office. Export sales to Sweden and the Pacific Rim countries are handled by independent distributors. The Company ships product to its distributors after the sale has been negotiated with the end customer. The Company does not grant rights to the distributor to return products for other merchandise, credit, or refund.

The following table presents the revenue comprised of foreign sales for 1999 and 1998. For additional financial information about foreign or domestic operations and export sales, see Note 8 of "Notes to the Consolidated Financial Statements", on page 26.

                                                     Year Ended September 30,
                                                     ------------------------
                                                       1999           1998
                                                       ----           ----
                                                          (in thousands)

   Foreign total revenues ...................         $4,253          $6,174
   Percent of total revenues ................             37%             44%


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

The Company's backlog at the end of a quarter only represents a portion of future sales and should not be used solely to predict future results. Orders in backlog may be canceled but are subject to a cancellation fee. The Company's recorded backlog was approximately $517 thousand as of September 30, 1999, compared to $1.4 million as of September 30, 1998.

Competition

Within the Product Data Management market, the Company's primary competitors are Agile Corporation, Documentum Inc., Structural Dynamic Research Company (SDRC) and Matrix One, Inc. The Itedo GMBH Company is a competitor in the technical illustration market. Architel Systems Corporation and Visionael Corporation are the primary competitors in the physical electronic network market. The Company believes that its products in the design, drafting, and product and network management markets uniquely leverage the Company's core competencies in the engineering graphics and documentation areas to provide a total solution to the customer.

Auto-trol competes primarily on the basis of quality and technical expertise. The Company believes the functionality of its application products, short implementation time with superior technical support, and responsiveness to customer needs enhance its competitive position. The Company believes that, although price is a competitive factor, customers consider product functionality, ease of implementation, and user friendliness to be of greater importance when selecting a vendor's product.

Customers
Auto-trol is well represented in the international manufacturing, petrochemical, aerospace, and communications industries. Major installations at governmental facilities in Australia, Turkey, Canada, and the United States complement Auto-trol's presence in the commercial sector. 15% of Auto-trol's customers are ranked in the top 100 of the "1999 Fortune Global 500."

Suppliers
Due to the nature of the software industry, Auto-trol does not rely on any major suppliers. Suppliers are chosen for the best prices and best service.

YEAR 2000

The year 2000 has caused uncertainties throughout the industry about whether date-sensitive hardware or software will appropriately recognize and process dates beyond 1999. The Company has enlisted resources from its financial, technical and management groups to review and identify those areas that could be affected by the Year 2000 problem, including its internal computer systems, product offerings, and the readiness of third parties with which the Company has material relationships.

Based on extensive testing, the Company believes that the current versions of its primary software offerings (CENTRA 2000(R), KONFIG(R), Tech Illustrator(TM) and GEOSTATION(R)) will provide customers with the necessary date interpretation for proper operation beyond the year 2000, as long as the underlying operating system of the host machine provides full and correct date information to the software.

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

Auto-trol has also been in contact with its major customers and suppliers to obtain assurance letters that these entities are working toward being Year 2000 compliant, and that they have backup procedures in place to prevent any major issues, should they not be compliant on a timely basis. The Company does not feel that there are any major Year 2000 deficiencies related to Auto-trol's business systems, products sold to customers or its business partners, which would cause a lapse in business.

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

Employees
The Company has no collective bargaining agreements and there have been no work stoppages due to labor difficulties. The Company believes that relations with its employees are good. As of September 30, 1999, Auto-trol had 212 employees, which includes 90 in research and development, 31 in customer support, 30 in administrative support, 57 in sales and support, and 4 in marketing.


                         ITEM 2. DESCRIPTION OF PROPERTY

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

The Company also leases approximately 18,000 square feet of office space throughout the United States, approximately 25,000 square feet in Canada, approximately 1,600 square feet in Australia, and approximately 11,000 square feet in Europe.


                            ITEM 3. LEGAL PROCEEDINGS

The Company and James Fox d.b.a. James Fox, Inc. ("Fox") entered into a License/Exchange Agreement on March 17, 1982. The Agreement provided for the Company to license certain computer programs from Fox and then market them worldwide. In exchange, the Company paid Fox royalties based on a percentage of revenue from sales and maintenance for the products sold. The Agreement provided Fox with the right to examine Auto-trol's books and records to verify payments. In the years following execution of the Agreement, the computer programs became obsolete. Customers stopped buying the products and discontinued maintenance. The Company wrote a letter to Fox in January 1995 terminating the Agreement. Fox refused to accept the termination and continued to demand that the Company pay allegedly outstanding royalties. Auto-trol denies that any royalties are unpaid. In February 1999, the Company filed a declaratory judgment action with the Denver District Court, seeking determinations that the Agreement terminated and that the Company did not owe any amounts to Fox. Fox then removed the case to Federal District Court and asserted a counterclaim seeking $1,947,058 in actual damages, prejudgment interest for transactions which occurred in the 1980's and early 1990's, and punitive damages.

The Company has every intention of defending vigorously against the counterclaim, which the Company believes has no merit. The Company has appointed its counsel Davis, Graham and Stubbs LLP to represent it in this matter.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

Prior to October 20, 1997, the Company's common stock was traded on the NASDAQ National Market System under the symbol ATTC. On October 20, 1997, NASDAQ delisted the Company's common stock from the National Market System. The common stock is now trading on the NASDAQ Over The Counter Market System under the Symbol ATRC. The following table sets forth the range of high and low closing sale prices in the NASDAQ Over The Counter Market System through September 30, 1999 for the common stock for the fiscal quarters indicated, as reported by NASDAQ.

                                          FISCAL                FISCAL
                                           1999                  1998
     -----------------------------------------------------------------------
                                      High       Low       High        Low
                                      ----       ---       ----        ---

     First Quarter..............     $1 1/4      5/8       $3         $1 1/4
     Second Quarter.............      1 1/8      5/8        1 1/4      1 1/4
     Third Quarter..............      1 1/8      5/8        2 5/8      1 3/8
     Fourth Quarter.............        5/8      3/8        1 1/4      1


As of December 7, 1999, there were 659 holders of record of the Company's common stock. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Except for the historical information contained herein, the following discussions contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Some additional factors, among others, that also need to be considered are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly trained professional employees; the delay or deferral of customer implementations; the Company's success in expanding its direct sales force and indirect distribution channels; the timing of new product introductions and product enhancements by the Company and its competitors; the mix of products and services sold; levels of international sales; and the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions.

Results of Operations

Overview

During fiscal 1999, the Company focused its sales efforts primarily on internally developed software and system integration services along with the development of alternative distribution channels. Operating losses continued for the year, due primarily to the lack of revenue growth from products under development internally. The PDM and network configuration revenues were also affected in part by the delay of customer implementations, product development delays as well as an increased complexity of the sales cycle in these markets. The Company continues to believe that its PDM, EPS and network configuration products in these market areas present a unique complementary combination that differentiates the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. During fiscal 1999, the Company had new software product releases for its PDM and network configuration products. The Company believes that these products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

Revenues - For the year ended September 30, 1999, total sales and service revenue decreased $2.5 million, or 18%, from the year ended September 30, 1998. The Company had an increase in revenues from its own proprietary software amounting to $10 thousand or .3% as compared to fiscal 1998. European sales revenue decreased $318,000 or 27% from fiscal 1998. The overall decrease was due primarily to the wide swing in customer scheduling of consulting personnel, as well as a reduction in historic maintenance as a consequence of capped legacy products.

                                                                        %
                              In Thousands             Increase      Increase
                           For the Year Ended         (Decrease)    (Decrease)
                       September 30,  September 30,
                            1999           1998
                          ----------------------       ----------------------
Sales Revenue             $  3,814      $  3,786       $     28           .7%
Service Revenue              7,807        10,307         (2,500)       (24.2%)
                          ----------------------       ----------------------
                          $ 11,621      $ 14,093       $ (2,472)       (17.5%)
                          ======================       ======================

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)

Gross Profit Margins - For the year ended September 30, 1999, gross profit margins on total revenue decreased 7.6% from the year ended September 30, 1998.

                                                                         %
                                    In Thousands          Increase    Increase
                                 For the Year Ended      (Decrease)  (Decrease)
                             September 30,  September 30,
                                  1999          1998
                                 --------------------      ------------------
Gross Profit Sales               $3,075        $3,329      $ (254)      (7.6%)
Gross Profit Services             5,708         6,176        (468)      (7.6%)
                                 --------------------      ------------------
Total                            $8,783        $9,505      $ (722)      (7.6%)
                                 ====================      ==================

This decrease in gross profit was due to the decrease in sales and service revenue. Gross profit as related to total revenue for the year ended September 30, 1999 was 75.6%, as compared to 67.4% for the year ended September 30, 1998.

Research and Product Development - Research and development expenses were approximately 45% of total revenues for the year ended September 30, 1999, compared to 43% of total revenues for the year ended September 30, 1998. The change in research and development spending as a percentage of revenue in fiscal 1999 is due in part to a decrease of $778,000 or 13%, in spending along with a 17.5% decrease in total revenues as compared to fiscal 1998.

Marketing, General and Administrative - For the year ended September 30, 1999, marketing, general and administrative expenses increased $171 thousand, or 2%, from the year ended September 30, 1998.

Interest - In the year ended September 30, 1999, interest expense increased $1,000 or 0.2% from the year ended September 30, 1998, as a result of less borrowings. Interest income decreased $66,000, or 65% from fiscal 1998, due to a decrease in investing activities.

Inflation - The Company is affected by inflation principally through increases in salaries and wages and by increases in prices of services, at rates comparable to those experienced by other businesses. Historically, the impact of inflation has been partially mitigated by general price declines in electronic components resulting from improved technology.

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)

Liquidity and Capital Resources

Financial Condition - At September 30, 1999, the Company had approximately $1.8 million in cash and cash equivalents, which was 39% more than cash balances at September 30, 1998. Cash used in operations during the year ended September 30, 1999 was $7 million compared to $5 million for the year ended September 30, 1998. The Company's net working capital was approximately $604,000 at September 30, 1999, as compared to a negative $413,000 at September 30, 1998. Capital expenditures were made primarily for computer equipment and software, and were $737,000 for the year ended September 30, 1999 compared to $.9 million for the year ended September 30, 1998. Cash used in investing activities was $735,000 for the year ended September 30, 1999 compared to $855 thousand for the year ended September 30, 1998. Cash generated from financing activities was $7.6 million for the year ended September 30, 1999 compared to $5.9 million for the year ended September 30, 1998. Cash generated from financing activities resulted from the issuance of related party notes payable and was used primarily to fund operations.

Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. As of September 30, 1999, the Company had no material commitments for capital expenditures.

During fiscal 1994, the Company received a permanent waiver of certain financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent wavier of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2000. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2000.

Currency Fluctuations

The Company has three wholly owned foreign subsidiaries and one foreign branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $103,124 of an unfavorable exchange rate variance and a $1.1 million decrease in revenue volume resulted in a $1.2 million decrease in non-U.S. revenue between 1999 and 1998. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to International operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the years then ended September 30, 1999, and 1998, the Company had realized a loss of approximately $37,000 and $42,000 respectively, through payments it had received from its subsidiaries.

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)

New Accounting Pronouncements
In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general - purpose financial statements. The Company adopted SFAS 130 during fiscal year 1998 and restated all presented prior periods. The adoption of this Statement did not have a significant impact on the financial statements.

In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 131 and 132 were adopted by the Company during fiscal year 1999. These statements require disclosure only and therefore did not impact the Company's financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 in fiscal year 1999 did not have a material effect on the Company's financial position or results of operations.

                          ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation

We have audited the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1999 and in prior years. The Company will continue to be economically dependent upon this financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 2000.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.






GELFOND HOCHSTADT PANGBURN,  P.C.


Denver, Colorado
November 23, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation

We have audited the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 1998 and in prior years. The Company will continue to be economically dependent upon financial support from the shareholder until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 1999.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.







                                                         KPMG LLP


Denver, Colorado
November 24, 1998



                        AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,
                                                                            ----------------------
ASSETS                                                                         1999        1998
                                                                            ----------------------
                                                                                (in thousands,
                                                                             except share amounts)
Current assets:
      Cash and cash equivalents .........................................   $   1,836    $   1,325
      Receivables, net of allowance of $62 and $128 .....................       2,264        1,860
      Service parts and prepaid expenses ................................         260          355
                                                                            ----------------------
           Total current assets .........................................       4,360        3,540
                                                                            ----------------------
Property, facilities and equipment:
      Land ..............................................................         356          356
      Building and improvements .........................................       8,404        8,435
      Machinery and equipment ...........................................       5,261        7,005
      Furniture, fixtures and leasehold improvements ....................         851          920
                                                                            ----------------------
                                                                               14,872       16,716
      Less accumulated depreciation and amortization ....................      (9,256)     (10,948)
                                                                            ----------------------
                                                                                5,616        5,768
                                                                            ----------------------
Purchased software, net of accumulated amortization of $981 and $1,428 ..         239          290
Other assets ............................................................          55          139
                                                                            ----------------------
           Total assets .................................................   $  10,270    $   9,737
                                                                            ======================

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
      Accounts payable ..................................................   $     678    $     402
      Current portion of long-term debt (Note 3) ........................         240          240
      Current portion of capital lease obligations (Note 4) .............          40         --
      Accrued interest payable, related party portion $532 and $398 .....         548          421
      Unearned service revenue and customer deposits ....................       1,056        1,410
      Accrued compensation and related taxes ............................         350          362
      Other liabilities .................................................         844        1,118
                                                                            ----------------------
           Total current liabilities ....................................       3,756        3,953
Long-term debt, related party portion $4,050 and $4,125 (Notes 2 and 3) .       5,010        5,325
Capital lease obligations (Note 4) ......................................          54         --
                                                                            ----------------------
           Total liabilities ............................................       8,820        9,278
                                                                            ----------------------

Commitments and contingency (Notes 2, 3, 4, 6, 7 and 11)

Shareholders' equity (Notes 2 and 6):
      Common stock, $ .02 par value; authorized 40,000,000 shares; issued
           29,273,172 and 14,895,093 shares (including treasury stock) ..         585          298
      Additional paid-in capital ........................................     102,905       95,674
      Accumulated other comprehensive loss ..............................        (315)        (808)
      Accumulated deficit ...............................................    (101,725)     (94,220)
      Treasury stock - 26,020 common shares, at cost ....................        --           (485)
                                                                            ----------------------
           Total shareholders' equity ...................................       1,450          459
                                                                            ----------------------
                                                                            $  10,270    $   9,737
                                                                            ======================

                         See Notes to Consolidated Financial Statements

                                               13

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended
                                                             September 30,
                                                         --------------------
                                                          1999         1998

                                                            (in thousands,
                                                       except per share amounts)

Revenues:
      Sales ...........................................  $  3,814    $  3,786
      Service .........................................     7,807      10,307
                                                         --------------------
                                                           11,621      14,093
                                                         --------------------
Costs and expenses:
      Cost of sales ...................................       739         457
      Cost of service .................................     2,099       4,131
      Research and product development ................     5,259       6,037
      Marketing, general, and administrative ..........    10,405      10,234
                                                         --------------------
                                                           18,502      20,859
                                                         --------------------
Loss from operations ..................................    (6,881)     (6,766)

Interest income .......................................        36         102
Interest expense, related party portion $532 and $448 .      (660)       (659)
                                                         --------------------
Net loss ..............................................  $ (7,505)   $ (7,323)
                                                         ====================

Loss per share - basic and diluted ....................  $   (.41)   $   (.64)
                                                         ====================

Weighted average number of common shares outstanding -
   basic and diluted ..................................    18,129      11,496
                                                         ====================


                 See Notes to Consolidated Financial Statements.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                Year Ended
                                                               September 30,
                                                              1999       1998
                                                            -------------------
                                                               (in thousands)

Net loss                                                    $(7,505)    $(7,323)
Other comprehensive income, net of tax:
   Foreign currency translation adjustments .......             493         227
                                                            -------------------

Comprehensive loss                                          $(7,012)    $(7,096)
                                                            ===================


                 See Notes to Consolidated Financial Statements.



                                         AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 Accumulated
                                            Common Stock            Additional      Other
                                       ------------------------      Paid-in    Comprehensive  Accumulated   Treasury
                                         Shares        Amount        Capital        Loss         Deficit       Stock        Total
                                       --------------------------------------------------------------------------------------------
                                                                   (in thousands, except share amounts)



Balances, October 1, 1997 .........     9,314,347    $      186    $    88,784    $ (1,035)   $   (86,897)   $      (485)   $   553
   Issuances under employee stock
        purchase plan .............         1,424          --                2                                                    2
   Common stock issued through
        conversion of related
        party debt ................     5,579,322           112          6,888                                                7,000
   Change in cumulative currency
        translation adjustments ...                                                    227                                      227
   Net loss .......................                                                                (7,323)                   (7,323)
                                       --------------------------------------------------------------------------------------------
Balances, September 30, 1998 ......    14,895,093           298         95,674        (808)       (94,220)          (485)       459
   Issuances under employee stock
        purchase plan .............         4,099          --                3                                                    3
   Common stock issued through
        conversion of related
        party debt ................    14,400,000           288          7,712                                                8,000
   Change in cumulative currency
        translation adjustments ...                                                    493                                      493
   Net loss .......................                                                                (7,505)                   (7,505)
   Retirement of treasury shares ..       (26,020)           (1)          (484)                                      485
                                       --------------------------------------------------------------------------------------------
Balances, September 30, 1999 ......    29,273,172    $      585    $   102,905    $   (315)   $  (101,725)   $      --      $ 1,450
                                       ============================================================================================




                                          See Notes to Consolidated Financial Statements.












                                                                16


                            AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended
                                                                                        September 30,
                                                                                     ------------------
                                                                                      1999        1998
                                                                                     ------------------
                                                                                       (in thousands)

Cash flows from operating activities:
      Net loss ...................................................................   $(7,505)    (7,323)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization .........................................     1,011      1,173
           Loss on disposal of property, facilities, and equipment ...............        (2)        33
           Changes in operating assets and liabilities:
                (Increase) decrease in receivables ...............................       206      1,711
                Decrease in service parts and prepaids ...........................        34         96
                Decrease in other assets .........................................       202         12
                Increase (decrease) in  accounts payable .........................       279       (370)
                Increase (decrease) in unearned service revenue and customer
                    deposits .....................................................      (361)       269
                Decrease in other liabilities ....................................      (244)      (647)
                                                                                     ------------------
Net cash used in operating activities ............................................    (6,380)    (5,046)
Cash flows from investing activities:
      Capital expenditures .......................................................      (737)      (920)
      Proceeds from sale of property, facilities and equipment ...................         2         53
                                                                                     ------------------
Net cash provided by (used in) investing activities ..............................      (735)      (867)
Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party .....................     7,925      8,150
      Payments on notes payable, capital leases, and long-term debt, related
         party portion $0 and $2,000 .............................................      (264)    (2,248)
      Proceeds from issuance of common stock .....................................         3          2
                                                                                     ------------------
Net cash  provided by financing activities .......................................     7,664      5,904
Effect of exchange rate changes on cash ..........................................       (38)       (87)
                                                                                     ------------------
Net increase (decrease) in cash and cash equivalents .............................       511        (96)
Cash and cash equivalents at the beginning of the year ...........................     1,325      1,421
                                                                                     ------------------
Cash and cash equivalents at the end of the year .................................   $ 1,836     $1,325
                                                                                     ==================
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, related party portion of $398 and
   $406 ..........................................................................   $   514    $   541
Supplemental schedule of non-cash investing and financing activities
      Conversion of related party debt to common stock ...........................   $ 8,000    $ 7,000
      Capital lease obligations incurred for new equipment .......................   $   118
      Retirement of treasury stock ...............................................   $   485


                             See Notes to Consolidated Financial Statements.



                                                   17

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended September 30, 1999 and 1998


1.   Summary of Significant Accounting Policies:

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Auto-trol Technology Corporation and its subsidiaries, each of which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. The Company develops, integrates and supports software products and the software products of certain third party vendors for end-user markets involved in the following: product data management, physical network management, mapping, technical illustration, design, engineering, drafting and manufacturing processes. These products are designed to facilitate the creation, distribution, analysis and management of technical information.

Use of Estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows
------------------------
Cash and cash equivalents include currency on hand, demand deposits with banks or other financial institutions, and other highly liquid securities purchased with an original maturity of three months or less.

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

The estimated useful lives of facilities and equipment used in determining depreciation and amortization are as follows:

          Building and improvements           10-35 years
          Machinery and equipment             3-7 years
          Furniture and fixtures              3-7 years


During the year ended September 30, 1999, the Company decided to sell the building in which its U.S. corporate headquarters is located. The transaction, which the Company anticipates will occur in the next fiscal year, is not expected to result in a loss. At September 30, 1999, the net carrying amount of the building is approximately $4,415,000.

Foreign Currency Exchange and Translation
-----------------------------------------
The functional currency of each of the Company's foreign subsidiaries is the local currency. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, Foreign Currency Translation. The consolidated balance sheets are translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Translation gains and losses are not included in operations but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which were not significant, have been included in the results of operations.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998


1.   Summary of Significant Accounting Policies (continued):

Revenue Recognition
-------------------
Revenue is comprised of software sales, software license fees, related customer support contracts, and other support services. Revenues from the sale of software and software licenses are generally recorded at the time of delivery to the customer. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. Post-sales customer support revenues are recognized ratably over the contract period. Included in post-contract support costs are direct costs paid to third-party vendors, which are expensed as incurred. In addition, labor and overhead expenses relating to support personnel are included in cost of service and are expensed when the customer is billed. The Company provides a warranty for its products, generally for thirty days from the date of installation, and establishes an allowance to cover warranty costs during this period. Service contract revenues are recognized as the services are performed.

Significant Customer
--------------------
The Company had no significant customer which contributed 10% or more of the Company's total revenues in the year ended September 30, 1999 and 1998.

Research and Product Development
--------------------------------
The Company charges research and product development costs to operations as incurred.

Amortization of Software
------------------------
Purchased software acquired for use in the business includes the cost of software acquired through acquisitions and from third-party vendors. Amortization of these costs is included in research and product development or marketing, general and administrative expenses depending on the application of the software. Such costs are amortized using the straight-line method over the estimated useful lives ranging from three to five years. Software amortization expense was approximately $79,800 and $115,000 for the years ended September 30, 1999 and 1998, respectively.

Software Royalties
------------------
The Company pays royalties for software licensed from third-party vendors for sublicense to the Company's customers. Total royalty expense incurred for third-party software was approximately $41,000 and $129,000 for the years ended September 30, 1999 and 1998, respectively. These costs are included in cost of sales.

Basic and Diluted Loss Per Share
--------------------------------
The Company determines basic and diluted loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Stock options are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Income Taxes
------------
Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998


1.   Summary of Significant Accounting Policies (continued):

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information and in February 1998, the FASB issued SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits. These statements are effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 and SFAS No. 132 during the year ended September 30, 1999. Both of these statements require disclosure only and therefore did not impact the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. The Company's adoption of SOP 97-2 in fiscal year 1999 did not have a material effect on the Company's financial position or results of operations.

Reclassifications
-----------------
Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2.   Economic Dependency on Majority Shareholder:

During fiscal years 1999 and 1998, affiliates of the Company's President, Chairman of the Board, and majority shareholder loaned the Company $7,925,000 and $8,150,000, respectively. The Company and the affiliate agreed to convert $8,000,000 and $7,000,000 of the loans to equity in 1999 and 1998, respectively. The share prices of the Company's stock was either the quoted market value of the stock or an amount in excess of the stock's quoted market value at the conversion dates. No amounts were repaid in 1999, and $2,000,000 was repaid in 1998. The loan balance at September 30, 1999 and 1998 was $4,050,000 and $4,125,000, respectively. The notes are unsecured and are due on October 1, 2001, bearing interest at 10% per annum. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing the Company such financial support through affiliates controlled by the shareholder at least through December 31, 2000.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998


3.   Debt:

Long-term debt consists of the following as of September 30:
                                                           1999           1998
                                                           ----           ----
                                                             (in thousands)

Related party debt ...............................       $ 4,050        $ 4,125
Industrial Development Revenue Bonds .............         1,200          1,440
                                                         ----------------------
                                                           5,250          5,565
Less current portion of long-term debt ...........          (240)          (240)
                                                         ----------------------
                                                         $ 5,010        $ 5,325
                                                         ======================

Maturities of long-term debt for each of the five years subsequent to September 30, 1999, and thereafter are as follows:

          2000..................................         $   265
          2001..................................           4,265
          2002..................................             240
          2003..................................             240
          2004..................................             240
                                                         -------
                                                         $ 5,250
                                                         =======


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

4.   Leases:

Operating Leases
----------------
The Company leases certain office facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2005. As of September 30, 1999, the future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) are as follows:

              Year Ending September 30,
          ----------------------------------------------
                                           (in thousands)
          2000.............................    $  453
          2001.............................       292
          2002.............................       214
          2003.............................       136
          2004.............................       114
          Thereafter.......................        53
                                               ------
          Total minimum lease payments.....    $1,262
                                               ======


Aggregate rental expense under operating leases was approximately $1,037,000 and $1,163,000, for the years ended September 30, 1999 and 1998, respectively.

The Company has entered into lease agreements to sublet certain office facilities which expire at various dates through 2004. The aggregate rental income for the years ended September 30, 1999 and 1998 was approximately $527,000 and $355,000 which the Company has charged against rental expenses. Total future minimum rentals to be received under non-cancelable subleases as of September 30, 1999 was approximately $793,000.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998

Capital Leases
--------------
During the year ended September 30, 1999, the Company entered into leases for equipment which have been classified as capital leases. These leases expire in various years through fiscal 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. At September 30, 1999, approximately $118,000 of equipment was recorded under capital leases. The leased assets are being amortized over the lower of their related lease terms or their estimated productive lives. Accumulated amortization of assets under capital leases was approximately $12,000 for the year ended September 30, 1999.


Minimum Future Lease Payments
-----------------------------
Minimum future lease payments under capital leases as of September 30, 1999 for each of the next five years and in the aggregate are:

                      Year Ending September 30,
          -------------------------------------------------------------
                                                          (in thousands)
          2000............................................     $ 47
          2001............................................       34
          2002............................................       11
          2003............................................       11
          2004............................................        6
                                                               ----
          Total minimum lease payments....................      109
          Less:  Amount representing interest.............      (15)
                                                               ----
          Present value of net minimum lease payment......       94
          Current portion.................................       40
                                                               ----
          Long-term capitalized lease obligations.........     $ 54
                                                               ====


Interest rates on capitalized leases are imputed at 10% based on the Company's incremental borrowing rate at the inception of each lease.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998

5.   Income Taxes:

The Company has no provision for income taxes for the years ended September 30, 1999 and 1998, because the Company incurred net operating losses. The expected tax benefit arising from the net losses, for the years ended September 30, 1999 and 1998, has not been recognized due to uncertainty of the realization of the net operating losses.

The following summarizes the amount of the Company's loss, before income taxes, contributed by domestic and foreign operations:

                                          Year Ended
                                         September 30,
                                        ---------------
                                        1999       1998
                                        ----       ----
                                        (in thousands)

                      United States   $(7,205)   $(3,713)
                      Foreign            (300)    (3,610)
                                      ------------------
                                      $(7,505)   $(7,323)
                                      ==================


The Company's most significant temporary difference relates to net operating loss carryforwards. At September 30, 1999 and 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $71,510,000 and $63,727,000, respectively, which are available to offset future federal taxable income, if any, through 2018. The valuation allowance for deferred tax assets as of September 30, 1999 and 1998 was $23,517,000 and $21,327,000, respectively. The net change in the valuation allowance for the year ended September 30, 1999, was an increase of $2,190,000, primarily attributable to the net operating loss incurred during the year.

At September 30, 1999, the Company's $71,510,000 of net operating loss carryforwards will expire as follows:


        Year Ended
       September 30,
       -------------

          2003                $ 2,863,000
          2004                    675,000
          2005-2018            67,972,000
                              -----------
          Total               $71,510,000
                              ===========

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998

6.   Shareholders' Equity:

Stock Options:
--------------
The Company has in effect two stock option plans: an Incentive Stock Option Plan and a Special Purpose Plan, whereby 1,000,000 shares of common stock are authorized for issuance. Under both plans, the exercise price of each option equals the fair market value (the average of the representative highest and lowest prices), of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at the discretion of the Compensation Committee and vest at the rate of 20% per year through the fifth anniversary of the grant of the stock option.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: no dividend yield for all years; expected volatility of 166 percent and 100 percent based upon historical volatility; risk-free interest rates of 5.81 percent and 5.98 percent; and expected lives of five years for 1999 and 1998. The risk-free rates used in the calculation represent the average U.S. Government Security interest rates on the stock option grant date with maturities equal to the expected term of the option. The effect of actual forfeitures is included in the computation of compensation costs for options granted during each of the respective years.

A summary of the status of the Company's two fixed stock option plans as of September 30, 1999 and 1998, and changes during the years ended on those dates, is presented below (shares in thousands):

                                             Year Ended
                                            September 30,
                              ----------------------------------------
                                     1999                1998
                                     ----                ----

                                        Weighted              Weighted
                                        Average               Average
                                        Exercise              Exercise
     Fixed Options            Shares     Price     Shares      Price
     -------------            ------     -----     ------      -----
Outstanding at beginning
     of year                  315,837    $  2.42   310,807    $   2.74
Granted                       589,553    $   .375  142,689    $   1.50
Exercised                        --         --        --       --
Forfeited                     (50,722)   $  2.44  (137,659)   $   2.29
                             --------             --------
Outstanding at end of year    854,668    $  1.01   315,837    $   2.42
                             ========             ========
Options exercisable at
     year end                  91,376    $  2.64    58,702
Weighted-average fair
     value of options
     granted during
     the year                $   .354              $  1.20


The following table summarizes information about fixed stock options outstanding at September 30, 1999:

                                     Number       Weighted-Avg.     Number
                                  Outstanding       Remaining     Exercisable
                Exercise Price     at 9/30/99   Contractual Life  at 9/30/99
                --------------     ----------   ----------------  ----------

New Grant            $.375          589,553         9.9 years            0
                     $1.50           82,890         8.3 years       16,578
                     $1.56           27,900         7.7 years       11,160
                     $3.00          150,339         7.3 years       60,136
                     $3.75            2,396         3.9 years        2,396
                     $6.56               50         5.8 years           40
                     $6.88              910         6.4 years          546
                    $10.00              550         5.3 years          440
                    $20.00               80         1.2 years           80
           $.375 to $20.00          854,668         6.2 years       91,376

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998


The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options issued to employees. Accordingly, since the Company grants options at fair market value at date of grant, no compensation cost has been recognized for its Incentive Stock Option Plans and its Special Purpose Plan. Had compensation expense for the Company's plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      (in thousands, except per share amounts)

                                                 1999          1998
                                                 ----          ----

Net loss:
        As reported                            $(7,505)      $(7,323)
        Pro forma                               (7,555)      $(7,460)

Basic and diluted loss per share:
        As reported                              $(.41)       $(0.64)
        Pro forma                                $(.42)       $(0.65)



Employee Stock Purchase Plan - The Company has an Employee Stock Purchase Plan (the Plan), under which 10,889 shares were available for purchase by employees as of September 30, 1999. The Plan allows employees to elect to purchase shares of the Company's stock at either full market price or at a 5% discounted price of the fair market value of the stock at the beginning of the option period or when the option is exercised, whichever is lower. The option period begins on March 1 and ends on October 31 for each calendar year of the Plan. The maximum number of shares that each employee can purchase during the option period is 250 shares. Employees have purchased 8,734 shares of common stock under the Company's Employee Stock Purchase Plan through September 30, 1999. There was no significant compensation expense recognized for stock issued under the Plan for the years ended September 30, 1999 and 1998.

7.   Employee Retirement Plan:

The Retirement Savings Plan (Plan) is a cash or deferred profit-sharing plan designed to comply with the requirements of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. Substantially, all employees of the Company with six months of service are eligible to participate in the 401(k) Plan. The Plan's funds are invested by a third-party fund manager into various funds as selected by the employee. The funds offered are determined by the 401(k) committee. Plan funds may not be invested in common stock of the Company. Under the Plan, employees may contribute 1% to 20% of their compensation per pay period, to a tax deferral account subject to statutory maximums. The Company will contribute to the account of a participant an amount equal to the employee's contribution up to ten dollars per pay period. The Company recognized expense related to the Plan of approximately $27,000 and $34,000 during the years ended September 30, 1999 and 1998, respectively. The Board of Directors may, at its discretion, terminate the Plan at any time in whole or in part. Upon such termination, the Plan provides for the distribution of the assets of the fund for the benefit of its participants.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998


8.   Foreign and Domestic Operations:

Revenues, operating results before unallocated expenses, and identifiable assets as of and for the years ended September 30, 1999 and 1998 by geographic area are presented in the table below. There were no significant amounts of sales or transfers between geographic areas.

                                       Year Ended
                                      September 30,
                                     ---------------
                                     1999       1998
                                     ----       ----
                                      (in thousands)

Revenues:
      North America ............   $  8,728    $ 10,468
      Europe ...................      2,514       3,053
      Other (1) ................        379         572
                                   --------------------
Net Loss .......................   $ 11,621    $ 14,093
                                   ====================
Loss before income taxes:
      North America ............   $ (7,173)   $ (7,017)
      Europe ...................       (483)       (459)
      Other ....................        151         153
                                   --------------------
Net Loss (2) ...................   $ (7,505)   $ (7,323)
                                   ====================
Identifiable assets at year end:
      North America ............   $  9,286    $  8,459
      Europe ...................        810         995
      Other ....................        174         283
                                   --------------------
                                   $ 10,270    $  9,737
                                   ====================

(1) In 1998, export sales were made to various international distributors and to the Company's Australian branch.

(2) In 1998, research and development expenses have been allocated to each geographic area based on the revenues generated by each area from internally-developed software products. Management believes this to be a reasonable method for allocating research and development expenses.

In 1998, interest expense has been allocated to each geographic area based on subsidiary assets and liabilities funded by domestic borrowings.


9.   Fair Value of Financial Instruments:

The fair value of the Company's related party debt is not practicable to estimate due to the related party nature of the underlying transaction. The fair value of the Company's other long-term debt approximates carrying value as the interest rate on the debt approximates current borrowing rates available to the Company. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturities of these instruments.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 1999 and 1998


10.  Credit and other Risk Considerations:

The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company performs credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. In the opinion of management, actual losses and allowances have been within its expectations.

The Company is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of its products, dependence on principal products and third party technology, new product development, new product introductions and other activities of competitors.

11.  Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

On March 17, 1982, the Company entered into a License/Exchange Agreement ("the Agreement") with J. Fox Inc., an independent third party which provided the Company with a license to certain computer programs. Under the terms of the Agreement, the Company was required to pay royalties based on a percentage of revenues from sales and maintenance for the computer programs sold. Subsequent to the execution of the Agreement, the computer programs became obsolete. In February 1999, the Company filed a motion with the Denver District Court to declare the agreement terminated. Upon filing this motion, a counter claim was initiated against the Company for approximately $2,000,000. While it is not possible to predict the outcome of this case, it is the opinion of the Company's management that the counterclaim is without merit and that it will not have a material adverse effect in the Company's consolidated financial statements.



       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2000, under the caption "Election of Directors" and "Executive Officers", and is incorporated herein by reference.

                         ITEM 10. EXECUTIVE COMPENSATION

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2000, under the caption "Executive Compensation", and is incorporated herein by reference.


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2000, under the caption "Voting Securities and Principal Shareholders", and is incorporated herein by reference.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2000, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

The Company intends to file definitive copies of the Proxy Statement with the Securities and Exchange Commission within 120 days after September 30, 1999, the close of its last fiscal period, and pursuant to General Instruction G to Form 10-K. Information called for by these items is incorporated herein by reference from such definitive Proxy Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AUTO-TROL TECHNOLOGY CORPORATION


Date: December 20, 1999                     By: /s/ HOWARD B. HILLMAN
                                            -------------------------
                                            Howard B. Hillman,
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                                     Title                Date
----------                                     -----                ----



/s/ HOWARD B. HILLMAN                  Chairman of the Board   December 22,l999
---------------------                  President (Principal
Howard B. Hillman                      Executive Officer)


/s/ MAJOR GENERAL WILLIAM R. USHER,USAF (RET.)   Director      December 22, 1999
---------------------------------------------
Major General William R. Usher (Ret.)*


/s/ J. RODERICK HELLER, III                      Director      December 22, 1999
---------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
-----------------------------------------------
J. RODERICK HELLER, III
-----------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit
     number           Description of Exhibit
     ------           ----------------------
        3.3    Restated Articles of Incorporation*
        3.4    Bylaws**
        3.5    Amendment to Bylaws***
        4.1    Specimen Certificate**
        4.2    Copies of Industrial Development Revenue Bond documents**
        4.3    Specimen Debentures, Warrants, Royalty Agreement, and Royalty
               Certificate issued to purchase Research and Development Limited
               Partnership Interests+
       10.1    Copy of Incentive Stock Option Plan, as amended through January
               27, 1998
       10.2    Copy of Special Purpose Stock Option Plan, as amended through
               January 27, 1998
       10.3    Agreement with HP/Apollo Computer, Inc., as amended October 13,
               1999
       10.4    Agreement with Minolta Business Systems Inc. dated April 27, 1999
       10.5    Agreement with Copelco Capital Inc. dated February 24, 1999
       10.6    Agreement with Copelco Capital Inc. dated November 20, 1998
       10.7    Agreement with Howard B. Hillman dated October 20, 1999
       21      Subsidiaries of the Registrant
       24      Consent of Gelfond, Hochstadt, Pangburn, P.C.

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

(b)  Reports on Form 8-K
None