Form 10QSB
period 1999-12-31
AUTO TROL TECHNOLOGY CORP
filed 2000-02-14
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

      (Mark One)
          [X]         Quarterly Report Pursuant to Section
               13 or 15(d) of the Securities Exchange Act of 1934
                     For the period ended December 31, 1999
                                       or
          [ ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding as of February 11, 2000: 31,297,353



                        AUTO-TROL TECHNOLOGY CORPORATION
            REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                                                     Page Number
Part I. Financial Information

   Item 1. Financial Statements

           Consolidated Statements of Operations (unaudited),
              three months ended December 31, 1999 and 1998                 1

           Consolidated Statements of Comprehensive Loss
              (unaudited), three months ended December 31,
              1999 and 1998                                                 1

           Consolidated Balance Sheets (unaudited), December 31,
              1999 and September 30, 1999                                   2

           Consolidated Statements of Cash Flows (unaudited),
              three months ended December 31, 1999 and 1998                 3

           Notes to Consolidated Statements                               4-5

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6-8

Part II. Other Information, Item 6(b) Reports on Form 8-k                   8

           Signatures                                                       9

                        AUTO-TROL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                           1999          1998
                                                         ----------------------
Revenues:
    Sales ..........................................     $    855      $  1,319
    Service ........................................        1,213         2,337
                                                         ----------------------
                                                            2,068         3,656

Costs and expenses:
    Cost of sales ..................................          242           255
    Cost of service ................................          267           925
    Research and product development ...............        1,232         1,460
    Marketing, general and administrative ..........        2,091         1,958
                                                         ----------------------
                                                            3,832         4,598

Loss from operations ...............................       (1,764)         (942)

Interest income ....................................           12            19
Interest expense (related party, $108, $234) .......         (139)         (281)
                                                         ----------------------

Loss before income taxes ...........................       (1,891)       (1,204)
Income tax benefit..................................
                                                          ----------------------

Net loss ...........................................     $ (1,891)     $ (1,204)
                                                         ======================

Basic and diluted loss per share ...................     $   (.06)     $   (.08)

Weighted average number of basic and
  diluted common shares outstanding ................       29,297        14,894



                 See Notes to Consolidated Financial Statements




                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                                December 31,
                                                             1999         1998
                                                           --------------------

Net Loss .............................................     $(1,891)     $(1,204)
Other Comprehensive Income/(Loss) net of tax:
   Foreign Currency Translation Adjustments ..........        (379)         245

Total Comprehensive Income/(Loss) ....................     $(2,270)     $   959
                                                           ====================



                               AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                            (in thousands except per share amounts)


                                                                       December 31,  September 30,
                                                                           1999         1999
                                                                       (unaudited)
                                                                       ---------------------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents ........................................   $     508        1,836
    Receivables, net of allowance of $62 and $62 .....................       2,410        2,264
    Service Parts and Prepaid Expenses ...............................         284          260
                                                                         ----------------------
         Total current assets ........................................       3,202        4,360
                                                                         ----------------------

Property, facilities and equipment:
    Land .............................................................         356          356
    Building and improvements ........................................       8,395        8,404
    Machinery and equipment ..........................................       5,413        5,261
    Furniture, fixtures and leasehold improvements ...................         861          851
                                                                         ----------------------
                                                                            15,025       14,872
    Less accumulated depreciation and amortization ...................      (9,457)      (9,256)
                                                                         ----------------------
                                                                             5,568        5,616

Purchased software, net of accumulated amortization of $1,005 and $981         278          239
Other assets .........................................................          30           55
                                                                         ----------------------
         Total assets ................................................   $   9,078    $  10,270
                                                                         ======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt ................................   $     240    $     240
    Current portion of capital lease obligations .....................          40           40
    Accounts payable .................................................         431          678
    Accrued interest payable, related party portion $641 and $532 ....         681          548
    Unearned service revenue and customer deposits ...................       1,139        1,056
    Accrued compensation and related taxes ...........................         155          350
    Other liabilities ................................................         674          844
                                                                         ----------------------
         Total current liabilities ...................................       3,360        3,756

Long-term debt, related party portion $4,100 and $4,050 ..............       5,060        5,010
Capital lease obligations ............................................          45           54
                                                                         ----------------------
         Total liabilities ...........................................       8,465        8,820
                                                                         ----------------------

Shareholders' equity:
    Common stock, $.02 par value; authorized 40,000,000 shares; issued
        29,296,908 and 29,273,172 shares .............................         686          585
    Additional paid-in capital .......................................     104,238      102,905
    Accumulated other comprehensive loss .............................        (694)        (315)
    Accumulated deficit ..............................................    (103,617)    (101,725)
                                                                         ----------------------
         Total shareholders' equity ..................................         613        1,450
                                                                         ----------------------
                                                                         $   9,078    $  10,270
                                                                         ======================


                 See Notes to Consolidated Financial Statements

                                       2


                                      AUTO-TROL TECHNOLOGY CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (unaudited)

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                      1999           1998
                                                                                    -----------------------
Cash flow from operating activities:
      Net loss ..................................................................   $(1,892)        $(1,204)
      Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization .............................................       219             349
      Loss (gain) on disposal of property, facilities and equipment .............                        (2)
      Changes in operating assets and liabilities
           Receivables ..........................................................      (221)            265
           Inventories ..........................................................        85               5
           Prepaids and other current assets ....................................         1             168
           Accounts payable .....................................................      (197)            (40)
           Other liabilities ....................................................      (463)           (169)
Unearned revenue and customer deposits ..........................................        85            (883)
                                                                                    -----------------------
Net cash used by operating activities ...........................................    (2,383)         (1,511)
Cash flows from investing activities:
      Capital expenditures ......................................................      (212)           (605)
      Proceeds from sale of property, facilities and equipment ..................      --              --
      Other assets ..............................................................      --                (2)
                                                                                    -----------------------
Net cash used by investing activities ...........................................      (212)           (607)
Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party ....................     1,050           4,635
      Payments on notes payable, capital leases and long-term debt, .............                    (2,000)
            related party portion $ 2,000 and $0
      Proceeds from issuance of common stock ....................................       101              85
                                                                                    -----------------------
Net cash provided by financing activities .......................................      1151           2,720
Effect of exchange rate changes on cash .........................................       117              53
                                                                                    -----------------------
Net decrease in cash and cash equivalents .......................................    (1,327)            655
Cash and cash equivalents at the beginning of the year ..........................     1,836             990
                                                                                    -----------------------
Cash and cash equivalents at the end of the period ..............................   $   509           1,645
                                                                                    =======================




                 See Notes to Consolidated Financial Statements

                                       3

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1999

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Financial information as of September 30, 1999 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1999 included in Form 10-KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three month periods ending December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

(2) Loss Per Share

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share for the three month period ending December 31, 1999 and 1998, as no dilutive common stock equivalents were outstanding.

(3) Related Tax Effects Allocated to each Component of Other Comprehensive Income (Loss)

                                          Three Months Ended December 31, 1999
                                         Before-Tax  Tax (Expense)    Net of Tax
                                           Amount     Or Benefit        Amount
                                           ------     ----------        ------

Foreign Currency Translation Adjustments:   379           0               379
                                            ---         -----            -----



(4) Disclosure of Accumulated Other Comprehensive Income (Loss) Balance

                                        Three Months Ended December 31, 1999
                                                  Foreign Currency
                                              Translation Adjustments
                                              -----------------------


Beginning Balance:                                      315
Current Period Change:                                  379
                                                       -----

Ending Balance:                                         694
                                                       -----

(5) Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

On March 17, 1982, the Company entered into a License/Exchange Agreement ("the Agreement") with J. Fox Inc., an independent third party which provided the Company with a license to certain computer programs. Under the terms of the Agreement, the Company was required to pay royalties based on a percentage of revenues from sales and maintenance for the computer programs sold. Subsequent to the execution of the Agreement, the computer programs became obsolete. In February 1999, the Company filed a motion with the Denver District Court to declare the agreement terminated. Upon filing this motion, a counter claim was initiated against the Company for approximately $2,000,000. While it is not possible to predict the outcome of this case, it is the opinion of the Company's management that the counter/claim is without merit and that it will not have a material adverse effect in the Company's consolidated financial statements.

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

Results of Operations

Overview
Operating losses for the first quarter ended December 31, 1999 increased $687,000 as compared to the first quarter ended December 31, 1998. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended December 31, 1999 compared to three months ended December 31, 1998
--------------------------------------------------------------------------------
Revenues - For the quarter ended December 31, 1999, total sales and service revenue decreased $1,588,000 or 43.4%, from the quarter ended December 31, 1998.

                               In Thousands                Increase/
                            Three Months Ended             Decrease        %
                   December 31, 1999   December 31, 1998
                   -----------------   -----------------   --------      ------

Sales Revenue:            $855              $1,319           $(464)      (35.2%)

Service Revenue:         1,213               2,337          (1,124)      (48.1%)

                        $2,068              $3,656         $(1,588)      (43.4%)

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


Cost of Sales and Service - For the first quarter ended December 31, 1999, gross profit margins on total revenue increased to 75.5% from 67.7% for the first quarter ended December, 1998.

                             In Thousands                 Increase/
                          Three Months Ended              (Decrease)       %
                  December 31, 1999   December 31, 1998
                  -----------------   -----------------    --------     ------
       Sales
   Gross Profit         $613               $1,064           $(451)      (42.1%)

      Service
   Gross Profit          949                1,412            (463)      (32.7%)
                         ---                -----            ----       -----

                      $1,562               $2,476           $(914)      (36.9%)


Research and Product Development - Research and development expenses were approximately 59.5% of revenue for the quarter ended December 31, 1999 and 40.1% of revenue for the quarter ended December 31, 1998. Total research and development expense decreased by 15.6% or $228,000 in the first quarter ended December 31, 1999 compared to the previous year's first quarter.

Marketing, General, and Administrative - In the first quarter ended December 31, 1999, marketing, general and administrative expenses increased $133,000, or 6.8%, from the first quarter ended December 31, 1998. This increase is due to Year Two Thousand compliance efforts.

Interest - In the quarter ended December 31, 1999, interest expense decreased $142,000 from the quarter ended December 31, 1998 as a result of decreased borrowings. Interest income decreased $7,000 as compared to the first quarter of fiscal 1998.


Liquidity and Capital Resources

Financial Condition - At December 31, 1999, the Company had approximately $508,000 in cash and cash equivalents, which was 72.3% lower than cash balances at September 30, 1999. The Company's net working capital was a deficit of approximately $158,000 at December 31, 1999, as compared to a working capital of $604,000 at September 30, 1999. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At December 31, 1999, the Company had outstanding related party debt of $4,100,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2000. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2000.

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

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first three months ended December 31, 1999, the Company had realized a loss of approximately $200 through payments it had received from its subsidiaries as compared to a $9,979 loss for the same period in 1998.











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


                                  AUTO-TROL TECHNOLOGY CORPORATION
                                           (Registrant)


Date: February 11, 2000           /s/HOWARD B. HILLMAN
                                  ----------------------------
                                  Howard B. Hillman,
                                  Chairman of the Board, President
                                  (Principal Executive and Financial Officer and
                                  Principal Accounting Officer)