Form 10QSB
period 2000-03-31
AUTO TROL TECHNOLOGY CORP
filed 2000-05-12
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ ]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended March 31, 2000
                                       or
   [ ]          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from ___________ to __________

                         Commission File Number: 0-9247

                        Auto-trol Technology Corporation
             (Exact name of registrant as specified in its charter

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding as of May 5, 2000: 32,323,555

                                                                         Page
Part I.  Financial Information                                          Number

   Item 1.  Financial Statements

         Independent Accountants' Report

         Consolidated Statements of Operations (unaudited),
           three months ended March 31, 2000 and 1999 and
           six months ended March 31, 2000 and 1999                        1

         Consolidated Statements of Comprehensive Loss (unaudited), three months ended March 31, 2000 and 1999 and six
           months ended March 31, 2000 and 1999                            1

         Consolidated Balance Sheets (unaudited), March 31, 2000
           and September 30, 1999                                          2

         Consolidated Statements of Cash Flows (unaudited), six
           months ended March 31, 2000 and 1999                            3

         Notes to Consolidated Statements                                  4-5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6-9

Part II. Other Information, Item 6(b) Reports on Form 8-k                  10

          Signatures                                                       11

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Auto-trol Technology Corporation

We have reviewed the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of March 31, 2000, and the related consolidated statements of operations and comprehensive loss for the three-month and six month periods then ended and the consolidated statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended (not presented herein); we expressed an unqualified opinion on those consolidated financial statements, with an emphasis paragraph describing the majority shareholder's commitment to provide financial support through December 31, 2000. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ GELFOND HOCHSTADT PANGBURN, P.C.
------------------------------------
GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 5, 2000


                               AUTO-TROL TECHNOLOGY CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per share amounts)
                                          (unaudited)

                                                    Three Months Ended       Six Months Ended
                                                         March 31,               March 31,
                                                    -------------------     -------------------
                                                      2000        1999        2000        1999
                                                    --------    --------    --------    --------
Revenues:
    Sales .......................................   $    825    $    695    $  1,680    $  2,015
    Service .....................................      1,097       2,331       2,310       4,668
                                                    --------    --------    --------    --------
                                                       1,922       3,026       3,990       6,683

Costs and expenses:
    Cost of sales ...............................        120         225         362         480
    Cost of service .............................         47         264         314       1,189
    Research and product development ............      1,631       1,887       2,863       3,347

    Marketing, general and administrative .......      2,291       2,400       4,375       4,360
                                                    --------    --------    --------    --------
                                                       4,089       4,776       7,914       9,376

Loss from operations ............................     (2,167)     (1,750)     (3,924)     (2,693)

Interest income .................................         13          50          25          68
Interest expense (related party $108, $131, $241,
   $385) ........................................       (163)       (158)       (302)       (438
                                                    --------    --------    --------    --------

Loss before income taxes ........................     (2,317)     (1,858)     (4,201)     (3,063)
                                                    --------    --------    --------    --------

Income tax expense (benefit) ....................                      1           7           1
                                                    --------    --------    --------    --------
Net loss ........................................   $ (2,317)   $ (1,859)   $ (4,208)   $ (3,064)
                                                    ========    ========    ========    ========

Basic and diluted loss per share ................       (.07)       (.11)       (.14)       (.19)

Weighted average number of basic and diluted
  common shares outstanding .....................     31,325      16,905      30,374      16,079


                            AUTO-TROL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         (in thousands except per share amounts)
                                       (unaudited)

                                                Three Months Ended     Six Months Ended
                                                     March 31,             March 31,
                                                ------------------    ------------------
                                                  2000       1999       2000      1999
                                                ------------------    ------------------
Net Loss ....................................   $(2,317)   $(1,859)   $(4,208)   $(3,064)
Other Comprehensive Income/(Loss) net of tax:
   Foreign Currency Translation Adjustments .       270        544       (109)       789
                                                -------    -------    -------    -------

Total Comprehensive Loss ....................   $(2,047)   $(1,315)   $(4,317)   $(2,275)
                                                =======    =======    =======    =======

                     See Notes to Consolidated Financial Statements

                                            1

                               AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                            (in thousands except per share amounts)


                                                                         March 31,  September 30,
                                                                           2000         1999
                                                                        (unaudited)
                                                                         ----------------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents ........................................   $   1,655        1,836
    Receivables, net of allowance of $52 and $62 .....................       1,729        2,264
    Service Parts and prepaid Expenses ...............................         335          260
                                                                         ----------------------
         Total current assets ........................................       3,719        4,360
                                                                         ----------------------

Property, facilities and equipment:
    Land .............................................................         356          356
    Building and improvements ........................................       8,395        8,404
    Machinery and equipment ..........................................       5,418        5,261
    Furniture, fixtures and leasehold improvements ...................         854          851
                                                                         ----------------------
                                                                            15,023       14,872
    Less accumulated depreciation and amortization ...................      (9,622)      (9,256)
                                                                         ----------------------
                                                                             5,401        5,616

Purchased software, net of accumulated amortization of $1,035 and $981         352          239
Other assets .........................................................          54           55
                                                                         ----------------------
         Total assets ................................................   $   9,526    $  10,270
                                                                         ======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt ................................   $     240    $     240
    Current portion of capital lease obligations .....................          40           40
    Accounts payable .................................................         197          678
    Accrued interest payable, related party portion $133 and $532 ....         149          548
    Unearned service revenue and customer deposits ...................       1,291        1,056
    Accrued compensation and related taxes ...........................         216          350
    Other liabilities ................................................         779          844
                                                                         ----------------------
         Total current liabilities ...................................       2,912        3,756

Long-term debt, related party portion $5,600 and $4,050 ..............       6,560        5,010
Capital lease obligations ............................................          38           54
                                                                         ----------------------
         Total liabilities ...........................................       9,510        8,820
                                                                         ----------------------

Shareholders' equity:
    Common stock, $.02 par value; authorized 40,000,000 shares; issued
       and outstanding 32,303,587 and 29,273,172 shares ..............         647          585
    Additional paid-in capital .......................................     105,726      102,905
    Accumulated other comprehensive loss .............................        (424)        (315)
    Accumulated deficit ..............................................    (105,933)    (101,725)
                                                                         ----------------------
         Total shareholders' equity ..................................          16        1,450
                                                                         ----------------------
                                                                         $   9,526    $  10,270
                                                                         ======================


                        See Notes to Consolidated Financial Statements

                                               2

                                     AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)
                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                      2000       1999
                                                                                    ------------------
Cash flow from operating activities:
      Net loss ..................................................................   $(4,208)   $(3,470)
      Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization .............................................       488        319
      Provision for bad debt ....................................................        23
      Loss (gain) on disposal of property, facilities and equipment .............        (4)         0
      Changes in operating assets and liabilities
           Receivables ..........................................................       648        397
           Service parts and prepaid expenses ...................................      (154)        68
           Accounts payable .....................................................      (478)      (101)
           Accrued interest payable .............................................      (399)        82
           Unearned service revenue and customer deposits .......................       230       (291)
           Other liabilities ....................................................      (185)      (145)
                                                                                    ------------------
Net cash used by operating activities ...........................................    (4,039)    (3,141)
Cash flows from investing activities:
      Capital expenditures ......................................................      (409)       515
      Other assets ..............................................................      (129)        92
                                                                                    ------------------
Net cash used by investing activities ...........................................      (538)       607
Cash flows from financing activities:
      Proceeds from issuance of notes payable ...................................     4,550      1,042
      Payments on notes payable, capital leases and long-term debt ..............       (16)         0
      Proceeds from issuance of common stock ....................................         1      2,000
                                                                                    ------------------
Net cash provided by financing activities .......................................     4,535      3,042
Effect of exchange rate changes on cash .........................................      (139)       (10)
                                                                                    ------------------
Net increase (decrease) in cash and cash equivalents ............................      (181)       498
Cash and cash equivalents at the beginning of the year ..........................     1,836      1,325
                                                                                    ------------------
Cash and cash equivalents at the end of the period ..............................   $ 1,655    $ 1,823
                                                                                    ==================

Supplemental disclosure of cash flow information:
      Cash paid for interest during the period ..................................   $   701    $   398
                                                                                    ==================
Supplemental schedule of non-cash investing and financing activities:
      Conversion of related party debt to common stock ..........................   $ 3,000
                                                                                    =======


                              See Notes to Consolidated Financial Statements

                                                     3

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Financial information as of September 30, 1999 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The accompanying unaudited condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1999 included in Form 10-KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six month periods ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

(2) Loss Per Share

The provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, are effective for financial statements for interim periods ending after December 15, 1997. Basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share is the same as basic loss per share for the three and six month periods ending March 31, 2000 and 1999, as no dilutive common stock equivalents were outstanding.

(3) Changes in Borrowings and Shareholder's Equity

An additional $4.6 million was borrowed from the related party for the six months ended 3/31/00. $3.0 million of the debt to the related party was converted to 3,025,641 shares of common stock during the six months ended 3/31/00. At the conversion dates, the per share conversion prices were greater than the quoted market prices of the Company's stock. During the quarter ended March 31, 2000, the Company also issued 4,744 shares of common stock in exchange for approximately $1,000 cash.

(4) Litigation

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

Results of Operations

Overview
Operating losses for the second quarter ended March 31, 2000 continued and increased $458,000 as compared to the second quarter ended March 31, 1999. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended March 31, 2000 compared to three months ended March 31,
--------------------------------------------------------------------------------
1999
----
Revenues - For the quarter ended March 31, 2000, total sales and service revenue decreased $1,104 or 4.7%, from the quarter ended March 31, 1999.

                             In Thousands
                          Three Months Ended               Increase/
                  March 31, 2000       March 31, 1999      Decrease        %
                  --------------       --------------      --------     -------

Sales Revenue:       $   825              $   695           $   130      18.7%

Service Revenue:       1,097                2,331            (1,234)    (52.9%)
                     -------              -------           -------     ------

                     $ 1,922              $ 3,026           $(1,104)    (36.4%)

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


Cost of Sales and Service - For the second quarter ended March 31, 2000, gross profit margins on total revenue increased to 91.3% from 83.8% for the second quarter ended March, 1999.

                             In Thousands
                          Three Months Ended             Increase/
                  March 31, 2000       March 31, 1999    (Decrease)       %
                  --------------       --------------    ----------     ------
       Sales
   Gross Profit      $   705              $   470         $   235        50%

      Service
   Gross Profit        1,050                2,067          (1,017)      (49.2%)
                     -------              -------         -------       ------

                     $ 1,755              $ 2,537         $  (782)      (30.8%)


Research and Product Development - Research and development expenses were approximately 84.9% of revenue for the quarter ended March 31, 2000 and 59.5% of revenue for the quarter ended December 31, 1999. Total research and development expense decreased by 13.6% or $256,000 in the second quarter ended March 31, 1999 compared to the previous year's second quarter.

Marketing, General, and Administrative - In the second quarter ended March 31, 2000, marketing, general and administrative expenses decreased $109,000, or 4.5%, from the second quarter ended March 31, 1999.

Interest - In the quarter ended March 31, 2000, interest expense increased $5,000 from the quarter ended March 31, 1999 as a result of increased borrowings. Interest income decreased $37,000 as compared to the second quarter of fiscal 1999.

The six months ended March 31, 2000 compared to six months ended March 31, 1999
--------------------------------------------------------------------------------
Revenues - For the quarter ended March 31, 2000, total sales and service revenue decreased $2,693,000 or 40.3%, from the quarter ended March 31, 1999.

                                In Thousands
                              Six Months Ended               Increase/
                     March 31, 2000       March 31, 1999     Decrease      %
                     --------------       --------------     --------    ------

Sales Revenue:          $ 1,680              $ 2,015          $  (335)   (16.6%)

Service Revenue:          2,310                4,668           (2,358)   (50.5%)
                        -------              -------          -------    ------

                        $ 3,990              $ 6,683          $(2,693)   (40.3%)


Cost of Sales and Service - For the six months ended March 31, 2000, gross profit margins on total revenue increased to 83% from 75% for the six months ended March 31, 1999. Gross profit margins on sales revenue for the six months ending March 31, 2000, increased 78.5% from 76.1% for the six months ended March 31, 1999.

Gross profit margins for total service revenue in the six months of fiscal 2000 decreased $1,483,000 yielding a gross margin of 86.4%, as compared to a gross margin of 74.5% in the six months of fiscal 1999.

Research and Product Development - Research and development expenses were approximately 71.8% of revenue for the six months ended March 31, 2000 and 50% of revenue for the six months ended March 31, 1999. Total research and development expense decreased by 14.5% or $484,000 in the first six months ended March 31, 2000 compared to the previous year's six months.

Marketing, General, and Administrative - In the six months ended March 31, 2000, marketing, general and administrative expenses increased $15,000, or .3%, from the six months ended March 31, 1999.

Interest - In the six months ended March 31, 2000, interest expense decreased $136,000 from the six months ended March 31, 1999 as a result of debt to equity conversion. Interest income decreased $43,000 as compared to the six months of fiscal 1999, due to reduced investments.

Liquidity and Capital Resources

Financial Condition - At March 31, 2000, the Company had approximately $1,655,000 in cash and cash equivalents, which was 9.8% lower than cash balances of $1,836,000 at September 30, 1999. The Company's net working capital was $807,000 at March 31, 2000, as compared to a working capital of $604,000 at September 30, 1999. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At March 31, 2000, the Company had outstanding related party debt of $5,600,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2000. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)



Currency Fluctuations

The Company has three wholly owned International subsidiaries and one branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland, Japan and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting and consolidation purposes.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the second three months ended March 31, 2000, the Company had realized a loss of approximately $30,872 through payments it had received from its subsidiaries as compared to a $10,202 loss for the same period in 1999.

                           PART II. OTHER INFORMATION




Item 6(b) Reports on Form 8-k

No reports on Form 8-k were filed during the quarter for which this report is filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AUTO-TROL TECHNOLOGY CORPORATION
                                                  (Registrant)


Date: May 08, 2000                           /s/ Howard B. Hillman
------------------                           ---------------------
                                                Howard B. Hillman,
                                         Chairman of the Board, President
                                  (Principal Executive and Financial Officer and
                                          Principal Accounting Officer)