Form 10QSB
period 2000-06-30
AUTO TROL TECHNOLOGY CORP
filed 2000-08-10
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB
(Mark One)
[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended June 30, 2000
                                       or

[ ]             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from ___________ to ___________

                          Commission File Number: 09247

                         Autotrol Technology Corporation
             (Exact name of registrant as specified in its charter)


          Colorado                                       840515221
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            12500 North Washington Street, Denver, Colorado 802412400
                    (Address of principal executive offices)

                                  (303) 4524919
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding as of July 28, 2000:  35,523,705.

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information

  Item 1.  Financial Statements

         Independent Accountants' Report

         Consolidated Statements of Operations (unaudited),
          three months ended June 30, 2000 and 1999
          and nine months ended June 30, 2000 and 1999                      1

         Consolidated Statements of Comprehensive Loss (unaudited), three months ended June 30, 2000 and 1999
          and nine months ended June 30, 2000 and 1999                      1

         Consolidated Balance Sheets June 30, 2000 (unaudited),
          and September 30, 1999                                            2

         Consolidated Statements of Cash Flows (unaudited),
          nine months ended June 30, 2000 and 1999                          3

         Notes to Consolidated Statements                                   4-5

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6-9

Part II.  Other Information, Item 6(b) Reports on Form 8k                   10

          Signatures                                                        11

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Autotrol Technology Corporation


We have reviewed the accompanying consolidated balance sheet of Autotrol Technology Corporation and subsidiaries as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss for the three and nine month periods then ended and the consolidated statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended (not presented herein); we expressed an unqualified opinion on those consolidated financial statements, with an emphasis paragraph describing the majority shareholder's commitment to provide financial support through December 31, 2000. In our opinion, the information set forth in the accompanying consolidated balance as of September 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.
------------------------------------
GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
July 28, 2000


                                   AUTOTROL TECHNOLOGY CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands except per share amounts)
                                            (unaudited)

                                                           Three Months Ended      Nine Months Ended
                                                                June 30,               June 30,
                                                           ------------------     ------------------
                                                            2000        1999       2000         1999
                                                           ------------------     ------------------
Revenues:
    Sales...............................................  $ 1,140    $  1,320    $  2,820    $  3,335
    Service.............................................    1,488       1,207       3,798       5,876
                                                          -------------------    --------------------
                                                            2,628       2,527       6,618       9,211


    Costs and expenses:

    Cost of sales.......................................      165         275         527         755
    Cost of service.....................................      763         415       1,077       1,604
    Research and product development....................      832       1,322       3,695       4,669
    Marketing, general and administrative...............    2,055       2,572       6,430       6,932
                                                          -------------------    --------------------
                                                            3,815       4,584      11,729      13,960

    Loss from operations................................   (1,187)     (2,057)     (5,111)     (4,749)

    Interest income.....................................       16           9          41          76
    Interest expense (related party $103, $172, $384,
     $555)..............................................     (172)       (180)       (474)       (618)
                                                          -------------------    --------------------

Loss before income taxes................................   (1,343)     (2,228)     (5,544)     (5,291)
                                                          ------------------     --------------------

Income tax expense......................................        2           2           9           3
                                                          -------------------    --------------------
Net loss................................................  $(1,345)   $ (2,230)   $ (5,553)   $ (5,294)
                                                          -------------------    --------------------

Basic and diluted loss per share........................     (.04)       (.13)       (.18)       (.32)

Weighted average number of basic and diluted
 common shares outstanding..............................   33,000      17,244      31,034      16,453


                               AUTOTROL TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           (in thousands except per share amounts)
                                         (unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                           June 30,               June 30
                                                     ------------------     -------------------
                                                      2000       1999       2000        1999
                                                     ------------------     -------------------
Net Loss..........................................  $(1,345)   $ (2,230)   $ (5,553)   $ (5,294)

Other Comprehensive Income/(Loss) net of tax:
   Foreign Currency Translation Adjustments.......     (390)       (433)      ( 499)        356
                                                    -------------------    --------------------

Total Comprehensive Loss..........................  $(1,735)    $(2,663)   $ (6,052)   $ (4,938)
                                                    ===================    ====================


                       See Notes to Consolidated Financial Statements

                                              1

                                AUTOTROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                            (in thousands except per share amounts)


                                                                          June 30,    September
                                                                           2000       30, 1999
                                                                        (unaudited)
                                                                         ---------    ---------
                                            ASSETS

Current Assets:
    Cash and cash equivalents ........................................   $   1,738        1,836
    Receivables, net of allowance of $41 and $62 .....................       1,849        2,264
    Service Parts and prepaid expenses ...............................         364          260
                                                                         ---------    ---------
         Total current assets ........................................       3,951        4,360
                                                                         ---------    ---------

Property, facilities and equipment:
    Land .............................................................         356          356
    Building and improvements ........................................       8,395        8,404
    Machinery and equipment ..........................................       5,496        5,261
    Furniture, fixtures and leasehold improvements ...................         854          851
                                                                         ---------    ---------
                                                                            15,101       14,872
    Less accumulated depreciation and amortization ...................       9,809       (9,256)
                                                                         ---------    ---------
                                                                             5,292        5,616

Purchased software, net of accumulated amortization of $1,071 and $981         363          239
Other assets .........................................................          49           55
                                                                         ---------    ---------
         Total assets ................................................   $   9,655    $  10,270
                                                                         =========    =========


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of longterm debt .................................   $     240    $     240
    Current portion of capital lease obligations .....................          40           40
    Accounts payable .................................................         250          678
    Accrued interest payable, related party portion $276 and $532 ....         316          548
    Unearned service revenue and customer deposits ...................       1,427        1,056
    Accrued compensation and related taxes ...........................         237          350
    Other liabilities ................................................         709          844
                                                                         ---------    ---------
         Total current liabilities ...................................       3,219        3,756



Longterm debt, related party portion $5,050 and $4,050 ...............       6,010        5,010
Capital lease obligations ............................................          28           54
                                                                         ---------    ---------
         Total liabilities ...........................................       9,257        8,820
                                                                         ---------    ---------

Shareholders' equity:
    Common stock, $.02 par value; authorized 40,000,000 shares; issued          711          585
      35,523,705 and 29,273,172 shares ...............................

    Additional paidin capital ........................................     107,780      102,905
    Accumulated other comprehensive loss .............................        (814)        (315)
    Accumulated deficit ..............................................    (107,279)    (101,725)
                                                                         ---------    ---------
         Total shareholders' equity ..................................         398        1,450
                                                                         ---------    ---------
                                                                         $   9,655    $  10,270
                                                                         =========    =========

                        See Notes to Consolidated Financial Statements

                                               2

                                 AUTOTROL TECHNOLOGY CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                           (unaudited)
                                                                                Nine Months Ended
                                                                                    June 30,
                                                                               2000          1999
                                                                             --------       -------
Cash flow from operating activities:
      Net loss ............................................................   $(5,553)      $(5,294)
      Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization .......................................       667           581
      Provision for bad debt ..............................................        23
      Loss (gain) on disposal of property, facilities and equipment .......         5             0
      Changes in operating assets and liabilities
           Receivables ....................................................       273           (45)
           Service parts and prepaid expenses .............................       (95)           81
           Accounts payable ...............................................      (464)         (189)
           Accrued interest payable .......................................      (232)          137
           Unearned service revenue and customer deposits .................       392          (192)
           Other liabilities ..............................................      (221)         (651)
                                                                              -------       -------
Net cash used by operating activities .....................................    (5,205)       (5,572)
Cash flows from investing activities:
      Capital expenditures ................................................      (482)            9
      Other assets ........................................................      (459)          (87)
                                                                              -------       -------
Net cash used by investing activities .....................................      (941)          (78)
Cash flows from financing activities:
      Proceeds from issuance of notes payable .............................     6,000         4,625
      Payments on notes payable, capital leases and longterm debt .........       (26)            0
      Proceeds from issuance of common stock ..............................         1             0
                                                                              -------       -------
Net cash provided by financing activities .................................     5,975         4,625
Effect of exchange rate changes on cash ...................................        73           (13)
                                                                              -------       -------
Net increase (decrease) in cash and cash equivalents ......................       (98)       (1,038)
Cash and cash equivalents at the beginning of the year ....................     1,836         1,325
                                                                              -------        ------
Cash and cash equivalents at the end of the period ........................   $ 1,738       $   287
                                                                              =======       =======


Supplemental disclosure of cash flow information:
      Cash paid for interest during the period ............................   $   706       $   456
                                                                              =======       =======
Supplemental schedule of noncash investing and financing activities:
      Conversion of related party debt to common stock ....................   $ 5,000       $ 4,000
                                                                              =======       =======


                          See Notes to Consolidated Financial Statements

                                               3

                         AUTOTROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED JUNE 30, 2000 (unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10QSB and the rules and regulations of the Securities and Exchange Commission (SEC). Financial information as of September 30, 1999 has been derived from the audited consolidated financial statements of Autotrol Technology Corporation and subsidiaries (the Company).

The accompanying unaudited condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 1999 included in Form 10KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and nine month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

(2) Loss Per Share

Basic loss per share is computed on the basis of weightedaverage common shares outstanding. Diluted loss per share is the same as basic loss per share for the three and nine month periods ending June 30, 2000 and 1999, as no dilutive common stock equivalents were outstanding.

(3) Changes in Borrowings and Shareholder's Equity

An additional $6.0 million was borrowed from the related party for the nine months ended June 30, 2000. $5.0 million of the debt to the related party was converted to 6,225,641 shares of common stock during the nine months ended June 30, 2000. At the conversion dates, the per share conversion prices were greater than or equal to the quoted market prices of the Company's stock. During the quarter ended June 30, 2000, the Company also issued 171 shares of common stock for approximately $1,000.

(4) Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

On March 17, 1982, the Company entered into a License/Exchange Agreement ("the Agreement") with J. Fox Inc., an independent third party which provided the Company with a license to certain computer programs. Under the terms of the Agreement, the Company was required to pay royalties based on a percentage of revenues from sales and maintenance for the computer programs sold. Subsequent to the execution of the Agreement, the computer programs became obsolete. In February 1999, the Company filed a motion with the Denver District Court to declare the agreement terminated. Upon filing this motion, a counter claim was initiated against the Company for approximately $2,000,000. On May 19, 2000, the Court dismissed the counter claim. It is unknown if the Court's decision will be appealed by J. Fox Inc. It is the opinion of the Company's management that any appeal will fail and will not have a material adverse effect in the Company's consolidated financial statements.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussions contain forwardlooking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. The Company undertakes no obligation to revise any forwardlooking statements in order to reflect events or circumstances that may subsequently arise. Some additional factors, among others, are: the likelihood that actual future revenues that are realized may differ from those inferred from existing total backlog; the ability of the Company to attract and retain highly trained professional employees; the delay or deferral of customer implementations; the Company's success in expanding its direct sales force and indirect distribution channels; the timing of new product introductions and product enhancements by the Company and its competitors; the mix of products and services sold; levels of international sales; the ability of the Company to develop and market new products and control costs and general domestic and international economic and political conditions.

Results of Operations

Overview
Net loss for the third quarter ended June 30, 2000 continued but decreased $885,000 as compared to the third quarter ended June 30, 1999. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended June 30, 2000 compared to three months ended June 30,
1999
----------------------------------------------------------------------------

Revenues For the quarter ended June 30, 2000, total sales and service revenue increased $101,000 or 4.0%, from the quarter ended June 30, 1999.


                               In Thousands
                            Three Months Ended             Increase/
                       June 30, 2000   June 30, 1999       Decrease      %
                       -------------   -------------       -------     -------

Sales Revenue:           $1,140            $1,320          $  (180)     (13.6%)

Service Revenue:          1,488             1,207              281       23.3%
                         ------            ------          -------     -------

                         $2,628            $2,527             $101        4.0%

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(continued)


Gross Profit Sales and Service For the third quarter ended June 30, 2000, gross profit margins on total revenue decreased to 64.7% from 72.7% for the third quarter ended June, 1999.


                             In Thousands
                          Three Months Ended          Increase/
                    June 30, 2000    June 30, 1999   (Decrease)          %
                    -------------    -------------   -----------   ------------
    Sales
Gross Profit           $   975         $ 1,045       $   (70)            (7%)

   Service
Gross Profit               725             792           (67)            (8%)
                    -------------    -------------   -----------   ------------

                       $ 1,700         $ 1,837       $  (137)          (7.5%)


Research and Product Development - Research and development expenses were approximately 32% of revenue for the quarter ended June 30, 2000 and 52.3% of revenue for the quarter ended June 30, 1999. Total research and development expense decreased by 37% or $490,000 in the third quarter ended June 30, 2000 compared to the previous year's third quarter.

Marketing, General, and Administrative - In the third quarter ended June 30, 2000, marketing, general and administrative expenses decreased $517,000, or 20%, from the third quarter ended June 30, 1999.

Interest - In the third quarter ended June 30, 2000, interest expense decreased $8,000 from the quarter ended June 30, 1999 as a result of debt conversion. Interest income increased $7,000 as compared to the third quarter of fiscal 1999.

The nine months ended June 30, 2000 compared to nine months ended June 30, 1999
-------------------------------------------------------------------------------

Revenues - For the nine months ended June 30, 2000, total sales and service revenue decreased $2,593,000 or 28.2%, from the nine months ended June 30, 1999.


                             In Thousands
                           Nine Months Ended          Increase/
                    March 31, 2000   March 31, 1999   Decrease           %
                    --------------   --------------  -----------   -----------

Sales Revenue:         $ 2,820         $ 3,335       $  (515)        (15.4%)

Service Revenue:         3,798           5,876        (2,078)        (35.4%)
                    --------------   --------------  -----------   -----------

                       $ 6,618         $ 9,211       $(2,593)        (28.2%)


Cost of Sales and Service - For the nine months ended June 30, 2000, gross profit margins on total revenue increased to 75.8% from 74.4% for the nine months ended June 30, 1999. Gross profit margins on sales revenue for the nine months ending June 30, 2000, increased to 81.3% from 77.4% for the nine months ended June 30, 1999.

Gross profit margins for total service revenue in the nine months of fiscal 2000 decreased to 71.6% from 72.8% in the nine months of fiscal 1999.

Research and Product Development - Research and development expenses were approximately 55.8% of revenue for the nine months ended June 30, 2000 and 51% of revenue for the nine months ended June 30, 1999. Total research and development expense decreased by 21% or $974,000 in the first nine months ended June 30, 2000 compared to the previous year's nine months.

Marketing, General, and Administrative - In the nine months ended June 30, 2000, marketing, general and administrative expenses decreased $502,000, or 7.2%, from the nine months ended June 30, 1999.

Interest - In the nine months ended June 30, 2000, interest expense decreased $144,000 from the nine months ended June 30, 1999 as a result of debt to equity conversion and loan reduction. Interest income decreased $35,000 as compared to the nine months of fiscal 1999, due to reduced investments.

Liquidity and Capital Resources

Financial Condition - At June 30, 2000, the Company had approximately $1,738,000 in cash and cash equivalents, which was 5.33% lower than cash balances of $1,836,000 at September 30, 1999. The Company's net working capital was $732,000 at June 30, 2000, as compared to a working capital of $604,000 at September 30, 1999. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At June 30, 2000, the Company had outstanding related party debt of $5,050,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2000. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS(continued)


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

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the nine months ended June 30, 2000, the Company had realized a loss of approximately $35,500 through payments it had received from its subsidiaries as compared to a $13,000 loss for the same period in 1999.

                           PART II. OTHER INFORMATION




Item 6(b) Reports on Form 8k

No reports on Form 8k were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AUTOTROL TECHNOLOGY CORPORATION
                                           (Registrant)


Date: August 2, 2000                   /s/ HOWARD B. HILLMAN
                                       ---------------------
                                         Howard B. Hillman,
                                   Chairman of the Board, President
                              Principal Executive and Financial Officer and
                                    Principal Accounting Officer)