Form 10KSB40
period 2000-09-30
AUTO TROL TECHNOLOGY CORP
filed 2000-12-15
CIK 278048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                                   (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                           Commission File No. 0-9247

                        Auto-trol Technology Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                               84-0515221
 ----------------------                                       ------------
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

                                -----------------

                            Area code (303) 452-4919
                -------------------------------------------------
               (Registrant's Telephone Number including area code)

                                -----------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.02 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                             Yes[X]         No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 8, 2000, was based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on December 8, 2000 was 35,526,130.

     Document Incorporated by Reference: Proxy Statement and Notice of Annual Meeting of Shareholders to be held on January 30, 2001: Part III - Items 9, 10, 11, and 12.
================================================================================

                        AUTO-TROL TECHNOLOGY CORPORATION

                              REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                           Page
PART I                                                                     ----

Item  1.      Description of Business......... .........................    1
Item  2.      Description of Property...................................    5
Item  3.      Legal Proceedings.........................................    5
Item  4.      Submission of Matters to a Vote of Security Holders.......    5



PART II

Item  5.      Market for Common Equity and Related Stockholder Matters..    6
Item  6.      Management's Discussion and Analysis or Plan of Operation.    7
Item  7.      Financial Statements......................................   10
Item  8.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................   26



PART III

Item  9.      Directors, Executive Officers, Promoters and Control
                Persons, Compliance with Section 16(a) of the Exchange
                Act.....................................................   27
Item  10.     Executive Compensation....................................   27
Item  11.     Security Ownership of Certain Beneficial Owners and
                Management..............................................   27
Item  12.     Certain Relationships and Related Transactions............   27
Item  13      Exhibits and Reports on Form 8-K..........................   29

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

Auto-trol Technology Corporation and its wholly-owned subsidiaries (referred to hereafter as "Auto-trol" or the "Company") develop, integrate, market, sell, and support its software products and the software products of certain third-party vendors for end user markets involved in: product data management, physical network management, mapping, technical illustration, and engineering. Historically, the Company sold proprietary hardware products and CAD/CAM software. Both the competitive pressures and market maturity in the CAD/CAM marketplace and reduced margins on hardware products caused the Company to gradually discontinue sales of CAD/CAM software and associated hardware to its customers over the past years. The Company has shifted its sales and support focus from hardware and CAD/CAM software to internally developed product data management, electronic network management, technical illustration, and systems integration software. Auto-trol believes that by offering customers a broad spectrum of information applications and options, from analysis through implementation and ongoing support, it is able to develop long-term relationships with its customers and expand into new markets. The Company's business is not seasonal in nature, nor is the Company dependent on any single individual customer.

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

KONFIG(R)
The KONFIG product is advanced software for physical network, cable/wire, and asset management of data, voice or video networks. The KONFIG software stores and models the entire network infrastructure in Oracle(R)'s relational database management system (RDBMS), including both active elements such as workstations, hubs, routers, and switches, along with passive elements such as cables, connectors, distribution frames, and patch panels. The spatial location, topological information, connectivity, and non-graphic attributes of each network object are stored in the RDBMS. A detailed graphical representation of the network can be automatically generated from the database and overlaid on a facility drawing. Auto-trol's powerful Series 5000(TM) graphic engine is used to generate graphic views of the network, as well as create and modify the facility drawings. The KONFIG Network Manager product provides integration with industry-leading network management tools.

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

Software

Approximately 25% and 32% of total revenue was comprised of software sales for the years ended September 30, 2000 and 1999, respectively.


Customer Support

Consulting Services
Auto-trol offers consulting services that include software needs assessments, system configuration, implementation of its products, and third party product integration with Auto-trol's products. Additionally, Auto-trol may develop custom software or modify its existing software products to solve specific customer needs. These services are sold in conjunction with product sales and are billed at standard rates. Approximately 13% and 16% of total revenue was comprised of consulting service revenue for the years ended September 30, 2000 and 1999, respectively.

Educational Services
Auto-trol provides comprehensive product training programs for all of the Company's applications, as well as training in Java programming, and Linux and Unix(R) operating systems. Approximately 3% and 4% of total revenue was comprised of educational service revenue for the years ended September 30, 2000 and 1999, respectively.

National Customer Support
Auto-trol believes that the quality of customer support is an important factor in helping the customer to attain and maintain productivity levels and its related return on investment in Auto-trol products. Post-sale customer support services are provided on a time and materials basis or under warranties and service contracts. Approximately 8% of Auto-trol's employees are engaged in post-sales support functions. A technical staff offers software support services for most problems. Approximately 57% and 47% of total revenue was comprised of customer support revenue for the years ended September 30, 2000 and 1999, respectively.

Research and Product Development
Approximately 45% of Auto-trol's employees are engaged in research and product development activities. The Company has made and will continue to make significant investments in product development and enhancement due to rapidly changing technology, competitive pressures, and customer demands. Research and product development expenditures as a percentage of the Company's revenues for 2000 and 1999 were as follows:

                                                       Year Ended September 30,
                                                       ------------------------
                                                        2000             1999
                                                        ----             ----
                                                            (in thousands)

Total research and product development expense......   $5,564           $5,259
Percent of total revenues...........................       64%              46%


Marketing
Auto-trol's commercial customers are chiefly from the petroleum, pharmaceutical, chemical, manufacturing, engineering, and public utility industries. Governmental customers include federal, state and municipal agencies. The Company markets and sells its products and services directly to end users and third parties in the United States from its domestic sales offices. The Company markets its products in Europe through wholly owned subsidiaries with offices located in Germany and the United Kingdom. Additionally, the Company markets its products in Canada through Auto-trol Technology (Canada) Ltd., a wholly owned subsidiary, and in Australia through a Company sales office. The Company also ships product to distributors after the sale has been negotiated with the end customer. The Company does not grant rights to the distributor to return products for other merchandise, credit, or refund.

The following table presents the Company's revenue comprised of foreign sales for 2000 and 1999. For additional financial information about foreign or domestic operations and export sales, see Note 8 of "Notes to the Consolidated Financial Statements", on page 24.

                                                       Year Ended September 30,
                                                       ------------------------
                                                        2000             1999
                                                        ----             ----
                                                            (in thousands)

Foreign total revenues..............................   $3,375           $4,253
Percent of total revenues...........................       39%              37%


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

The Company's backlog at the end of a quarter only represents a portion of future sales and should not be used solely to predict future results. Orders in backlog may be canceled but are subject to a cancellation fee. The Company's recorded backlog was approximately $675,000 as of September 30, 2000, compared to $517,000 as of September 30, 1999.

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

Customers
Auto-trol is well represented in the international manufacturing, petrochemical, aerospace, and communications industries. Major installations at governmental facilities in Australia, Turkey, Canada, and the United States complement Auto-trol's presence in the commercial sector. Approximately 15% of Auto-trol's customers are ranked in the top 100 of the "2000 Fortune Global 500." Auto-trol has two customers that contributed greater than 10% or more of the Company's revenue for the year ended September 30, 2000. These two customers were the United States Department of Defense and Electronic Data Systems. The Company does not feel that there were any major Year 2000 deficiencies related to Auto-trol's products sold to its customers that caused any business lapse.

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

The Company is also licensed to use and sublicense a limited number of graphics and applications programs developed by others. The KONFIG and CENTRA 2000 products require customers to have Oracle licenses purchased through Oracle Corporation. The Company believes that this requirement does not have a materially adverse financial impact on operations.

Employees
The Company has no collective bargaining agreements and there have been no work stoppages due to labor difficulties. The Company believes that relations with its employees are good. As of September 30, 2000, Auto-trol had 177 employees, which includes 80 in research and development, 22 in customer support, 30 in administrative support, 39 in sales and support, and 6 in marketing.

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

The Company also leases approximately 20,455 square feet of office space throughout the United States, approximately 25,000 square feet in Canada, approximately 1,600 square feet in Australia, and approximately 11,000 square feet in Europe.

                            ITEM 3. LEGAL PROCEEDINGS

The Company and James Fox d.b.a. James Fox, Inc. ("Fox") entered into a License/Exchange Agreement on March 17, 1982. The Agreement provided for the Company to license certain computer programs from Fox and then market them worldwide. In exchange, the Company paid Fox royalties based on a percentage of revenue from sales and maintenance for the products sold. The Agreement provided Fox with the right to examine Auto-trol's books and records to verify payments. In the years following execution of the Agreement, the computer programs became obsolete. Customers stopped buying the products and discontinued maintenance. The Company wrote a letter to Fox in January 1995 terminating the Agreement. Fox refused to accept the termination and continued to demand that the Company pay allegedly outstanding royalties. Auto-trol denies that any royalties are unpaid. In February 1999, the Company filed a declaratory judgment action with the Denver District Court, seeking determinations that the Agreement terminated and that the Company did not owe any amounts to Fox. Fox then removed the case to Federal District Court and asserted a counterclaim seeking $1,947,058 in actual damages, prejudgment interest for transactions which occurred in the 1980's and early 1990's, and punitive damages. The Court granted Auto-trol's motion for summary judgment on May 24, 2000, and entered final judgment dismissing Fox's counter claims on September 12, 2000. Fox filed a Notice of Appeal on October 6, 2000.

The Company has every intention of defending vigorously against the appeal, which the Company believes has no merit. The Company has appointed its counsel Davis, Graham and Stubbs LLP to represent it in this matter.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

Prior to October 20, 1997, the Company's common stock was traded on the OTC National Market System under the symbol ATTC. On October 20, 1997, OTC delisted the Company's common stock from the National Market System. The common stock is now trading on the OTC Bulletin Board ("OTCBB") under the Symbol ATRC. The following table sets forth the range of high and low closing sale prices in the OTCBB through September 30, 2000 for the common stock for the fiscal quarters indicated, as reported by OTC.


                                FISCAL                        FISCAL
                                 2000                          1999
     --------------------------------------------------------------------
                         High            Low             High          Low
                         ----            ---             ----          ---

     First Quarter      $1 1/2           3/8            $1 1/4         5/8

     Second Quarter      2 1/4           3/4             1 1/8         5/8

     Third Quarter       1 3/4           1/4             1 1/8         5/8

     Fourth Quarter        5/8           1/4               5/8         3/8


As of December 8, 2000, there were 604 holders of record of the Company's common stock. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.

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

Results of Operations

Overview

During fiscal 2000, the Company focused its sales efforts primarily on internally developed software and system integration services along with the development of alternative distribution channels. Operating losses continued for the year, due primarily to the lack of revenue growth from products under development internally. The PDM and network configuration revenues were also affected in part by the delay of customer implementations and product development delays as well as an increased complexity of the sales cycle in these markets. The Company continues to believe that its PDM, EPS and network configuration products in these market areas present a unique complementary combination that differentiates the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. During fiscal 2000, the Company had new software product releases for its PDM and network configuration products. The Company believes that these products are competitive both functionally and from a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

Revenues - For the year ended September 30, 2000, total sales and service revenue decreased $2.9 million, or 25%, from the year ended September 30, 1999. The Company had a decrease in revenues from its own proprietary software amounting to $2.4 million or 39% as compared to fiscal 1999. European sales revenue decreased $642 thousand or 26% from fiscal 1999.


                                                                         %
                               In Thousands               Increase    Increase
                            For the Year Ended           (Decrease)  (Decrease)
                      September 30,    September 30,
                         2000              1999
                     -------------------------------     ----------------------
Sales Revenue        $  3,715          $  6,103           $(2,388)      (39%)
Service Revenue         5,015             5,518              (503)       (9%)
                     -------------------------------     ----------------------
                     $  8,730           $11,621           $(2,891)      (25%)
                     ===============================     ======================


                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)

Gross Profit - For the year ended September 30, 2000, gross profit on total revenue decreased 24% from the year ended September 30, 1999.


                                                                                      %
                                    In Thousands                      Increase       Increase
                                 For the Year Ended                  (Decrease)     (Decrease)
                        September 30, 2000    September 30, 1999
                        ----------------------------------------     -------------------------
Gross Profit Sales            $2,696                 $4,476           $(1,780)         (40%)
Gross Profit Services          3,951                  4,307              (356)          (8%)
                        ----------------------------------------     -------------------------
Total                         $6,647                 $8,783           $(2,136)         (24%)
                        ========================================     =========================

This decrease in gross profit was due to the decrease in sales and service revenue. Gross profit margin for the year ended September 30, 2000 was 76.1%, as compared to 75.6% for the year ended September 30, 1999.

Research and Product Development - Research and development expenses were approximately 64% of total revenues for the year ended September 30, 2000, compared to 45% of total revenues for the year ended September 30, 1999. The change in research and development spending as a percentage of revenue in fiscal
2000 is due in part to an increase of $305,000 or 6%, in spending along with a 25% decrease in total revenues as compared to fiscal 1999.

Marketing, General and Administrative - For the year ended September 30, 2000, marketing, general and administrative expenses decreased $3.0 million, or 28%, from the year ended September 30, 1999.

Interest - In the year ended September 30, 2000, interest expense decreased
$13,000 or 2% from the year ended September 30, 1999, as a result of less debt.
Interest income increased $37,000, or 103% from fiscal 1999, due to an increase in investing activities and higher interest rates.

Inflation - The Company is affected by inflation principally through increases in salaries and wages and by increases in prices of services, at rates comparable to those experienced by other businesses. Historically, the impact of inflation has been partially mitigated by general price declines in electronic components resulting from improved technology.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued
Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues.
Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB 101 will not impact the Company's financial statements.

                                       8

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)


Liquidity and Capital Resources

Financial Condition - At September 30, 2000, the Company had approximately $4.2 million in cash and cash equivalents, which was 128% more than cash balances at September 30, 1999. Cash used in operations during the year ended September 30, 2000 was $6.3 million compared to $6.4 million for the year ended September 30, 1999. The Company's net working capital was approximately $2.7 million at September 30, 2000, as compared to $604,000 at September 30, 1999. Cash used in investing activities was $575,000 for the year ended September 30, 2000 compared to $735,000 for the year ended September 30, 1999. Capital expenditures were made primarily for computer equipment and software, and were $575,000 for the year ended September 30, 2000 compared to $737,000 for the year ended September 30, 1999. Cash generated from financing activities was $9.3 million for the year ended September 30, 2000 compared to $7.6 million for the year ended September 30, 1999. Cash generated from financing activities resulted from the issuance of related party notes payable as well as the issuance of common stock to the Company's majority shareholder.

During fiscal 1994, the Company received a permanent waiver of certain financial covenants of its outstanding Industrial Development Revenue Bonds. The Company received a permanent wavier of financial ratio requirements which placed restrictions on long-term lease agreements, debt agreements, and current ratio requirements.

The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2001. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2001.

Currency Fluctuations

The Company has three wholly owned foreign subsidiaries and one foreign branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Austria, Norway, Switzerland and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses. Approximately $111 thousand of an unfavorable exchange rate variance and a $1.5 million decrease in revenue volume resulted in a $1.6 million decrease in non-U.S. revenue between 2000 and 1999. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to international operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by its subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the years then ended September 30, 2000, and 1999, foreign currency transaction gains and losses were not significant.

                          ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Auto-trol Technology Corporation

We have audited the accompanying consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 2000 and in prior years. The Company will continue to be economically dependent upon this financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 2001.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ GELFOND HOCHSTADT PANGBURN, P.C.
------------------------------------
GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
November 16, 2000


                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           September 30,
                                                                                      ----------------------
ASSETS                                                                                   2000        1999
                                                                                      ---------    ---------
                                                                                      (in thousands, except
                                                                                           share amounts)
Current assets:
      Cash and cash equivalents (Note 3) ..........................................   $   4,199    $   1,836
      Receivables, net of allowance of $66 and $62 ................................       1,007        2,264
      Service parts and prepaid expenses ..........................................         308          260
                                                                                      ---------    ---------
           Total current assets ...................................................       5,514        4,360
                                                                                      ---------    ---------
Property, facilities and equipment:
      Land ........................................................................         356          356
      Building and improvements ...................................................       8,410        8,404
      Machinery and equipment .....................................................       5,526        5,261
      Furniture, fixtures and leasehold improvements ..............................         827          851
                                                                                      ---------    ---------
                                                                                         15,119       14,872
      Less accumulated depreciation and amortization ..............................      (9,962)      (9,256)
                                                                                      ---------    ---------
                                                                                          5,157        5,616
                                                                                      ---------    ---------
Purchased software, net of accumulated amortization of $1,119 and $981 ............         317          239
Other  assets .....................................................................          38           55
                                                                                      ---------    ---------
           Total assets ...........................................................   $  11,026    $  10,270
                                                                                      =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
      Accounts payable ............................................................   $     234    $     678
      Current portion of long-term debt (Note 3) ..................................         240          240
      Current portion of capital lease obligations (Note 4) .......................          30           40
      Accrued interest payable, related party portion $415 and $532 ...............         428          548
      Unearned service revenue ....................................................       1,040        1,056
      Accrued compensation and related taxes ......................................         136          350
      Accrued expenses and other liabilities ......................................         723          844
                                                                                      ---------    ---------
           Total current liabilities ..............................................       2,831        3,756
Long-term debt, related party portion $6,150 and $4,050 (Notes 2 and 3) ...........       6,870        5,010
Capital lease obligations (Note 4) ................................................          24           54
                                                                                      ---------    ---------
           Total liabilities ......................................................       9,725        8,820
                                                                                      ---------    ---------

Commitments and contingencies (Notes 2, 3, 4, 6, 7 and 11 )

Shareholders' equity (Notes 2 and 6):
      Common stock, $ .02 par value; authorized 40,000,000 shares; issued and
         outstanding 35,500,994 and 29,273,172 shares .............................         710          585
      Common stock to be issued, 8,064,516.13 shares ..............................       2,500
      Additional paid-in capital ..................................................     107,780      102,905
      Accumulated other comprehensive loss ........................................      (1,031)        (315)
      Accumulated deficit .........................................................    (108,658)    (101,725)
                                                                                      ---------    ---------
           Total shareholders' equity .............................................       1,301        1,450
                                                                                      ---------    ---------
                                                                                      $  11,026    $  10,270
                                                                                      =========    =========

                                See Notes to Consolidated Financial Statements.

                                                      11



                    AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended
                                                                   September 30,
                                                               --------------------
                                                                 2000         1999
                                                               --------    --------
                                                                   (in thousands,
                                                                  except per share
                                                                      amounts)
Revenues:
      Sales ................................................   $  3,715    $  6,103
      Service ..............................................      5,015       5,518
                                                               --------    --------
                                                                  8,730      11,621
                                                               --------    --------
Costs and expenses:
      Cost of sales ........................................      1,019       1,627
      Cost of service ......................................      1,064       1,211
      Research and product development .....................      5,564       5,259
      Marketing, general, and administrative ...............      7,442      10,405
                                                               --------    --------
                                                                 15,089      18,502
                                                               --------    --------
 Loss from operations ......................................     (6,359)     (6,881)


 Interest income ...........................................         73          36
 Interest expense, related party portion $523 and $532 .....       (647)       (660)
                                                               --------    --------
 Net loss ..................................................   $ (6,933)   $ (7,505)
                                                               ========    ========

 Loss per share - basic and diluted ........................   $   (.22)   $   (.41)
                                                               ========    ========

      Weighted average number of common shares outstanding -
         basic and diluted .................................     32,179      18,129
                                                               ========    ========


                     See Notes to Consolidated Financial Statements.

                                           12

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                Year Ended
                                                               September 30,
                                                            2000         1999
                                                          -------       -------
                                                             (in thousands)


Net loss...............................................   $(6,933)      $(7,505)

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments............      (716)          493
                                                          -------       -------

Comprehensive loss.....................................   $(7,649)      $(7,012)
                                                          =======       =======


                 See Notes to Consolidated Financial Statements.


                                          AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                             Common                Accumulated
                                          Common Stock       Stock                    Other
                                          ------------       to be      Paid-In   Comprehensive   Accumulated   Treasury
                                       Shares      Amount    Issued     Capital       Loss          Deficit      Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
                                                              (in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Balances, October 1, 1998 .......    14,895,093    $  298        --     $ 95,674    $    (808)   $   (94,220)   $   (485)   $   459

  Issuances under employee
      stock purchase plan .......         4,099      --          --            3         --             --          --            3
  Common stock issued
      through conversion
      of related party debt .....    14,400,000       288        --        7,712         --             --          --        8,000
  Change in cumulative
      currency translation
      adjustments ...............          --        --          --         --            493           --          --          493
  Net loss ......................          --        --          --         --           --           (7,505)       --       (7,505)

   Retirement of treasury
      shares ....................       (26,020)       (1)       --         (484)        --             --           485       --
                                    -----------    ------    --------   --------    ---------    -----------    --------    -------
Balances, September 30, 1999 ....    29,273,172       585        --      102,905         (315)      (101,725)       --        1,450

   Issuances under employee
      stock purchase plan .......         1,981      --          --         --           --             --          --         --
   Common stock issued
      through conversion of
      related party debt ........     6,225,641       125        --        4,875         --             --          --        5,000
   Common stock issued upon
      exercise of stock options .           200      --          --         --           --             --          --         --
   Common stock to be issued,
      8,064,516.13 shares .......          --        --      $  2,500       --           --             --          --        2,500
   Change in cumulative
      currency translation
      adjustments ...............          --        --          --         --           (716)          --          --         (716)
   Net loss .....................          --        --          --         --           --           (6,933)       --       (6,933)
                                    -----------    ------    --------   --------    ---------    -----------    --------    -------
Balances, September 30, 2000 ....    35,500,994    $  710    $  2,500   $107,780    $  (1,031)   $  (108,658)       --      $ 1,301
                                    ===========    ======    ========   ========    =========    ===========    ========    =======


                                           See Notes to Consolidated Financial Statements.

                                                                 14


                        AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                Year Ended
                                                                               September 30,
                                                                           -------------------
                                                                              2000       1999
                                                                           -------------------
                                                                               (in thousands)



Cash flows from operating activities:
      Net loss ..........................................................  $ (6,933)  $ (7,505)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...................................       899      1,011
        Loss on disposal of property, facilities, and equipment .........                   (2)
        Changes in operating assets and liabilities:
          Decrease in receivables .......................................       437        206
          (Increase) decrease in service parts and prepaids .............       (69)        34
          Decrease in other assets ......................................        14        202
          Increase (decrease) in  accounts payable ......................      (375)       279
          Decrease in unearned service revenue ..........................       (27)      (361)
          Decrease in other accrued liabilities .........................      (220)      (244)
                                                                            -------    -------
Net cash used in operating activities ...................................    (6,274)    (6,380)
Cash flows from investing activities:
      Capital expenditures ..............................................      (575)      (737)
      Proceeds from sale of property, facilities and equipment ..........                    2
                                                                            -------    -------
Net cash  used in investing activities ..................................      (575)      (735)
Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party ............     7,100      7,925
      Payments on capital leases and long-term debt .....................      (280)      (264)
      Proceeds from issuance of common stock ............................     2,500          3
                                                                            -------    -------
Net cash  provided by financing activities ..............................     9,320      7,664
Effect of exchange rate changes on cash .................................      (108)       (38)
                                                                            -------    -------
Net increase in cash and cash equivalents ...............................     2,363        511
Cash and cash equivalents at the beginning of the year ..................     1,836      1,325
                                                                            -------    -------
Cash and cash equivalents at the end of the year ........................   $ 4,199    $ 1,836
                                                                            =======    =======
Supplemental disclosures of cash flow information:

Cash paid during the year for interest, related party portion of $640 and
      $398 ..............................................................   $   767    $   514
Supplemental schedule of non-cash investing and financing activities:
      Conversion of related party debt to common stock ..................   $ 5,000    $ 8,000
      Capital lease obligations incurred for new equipment ..............              $   118
      Retirement of treasury stock ......................................              $   485


                         See Notes to Consolidated Financial Statements.

                                               15

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended September 30, 2000 and 1999

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

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include currency on hand, demand deposits with banks or other financial institutions, and other highly liquid securities purchased with an original maturity of three months or less.

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

The estimated useful lives of facilities and equipment used in determining depreciation and amortization are as follows:


                Building and improvements           10-35 years
                Machinery and equipment             3-7 years
                Funiture and fixtures               3-7 years


During the year ended September 30, 1999, the Company decided to sell the building in which its U.S. corporate headquarters is located and to relocate its corporate offices. The Company decided to sell the building as it has excess capacity. The transaction is expected to generate positive cash flows, after repayment of $960,000 of debt collateralized by the building. The remaining net proceeds will be used for general corporate purposes. The transaction, which the Company anticipates will occur in the fiscal year ending September 30, 2001, is not expected to result in a loss. At September 30, 2000, the net carrying amount of the building is approximately $4,156,000.

Foreign Currency Exchange and Translation
-----------------------------------------
The functional currency of each of the Company's foreign subsidiaries is the local currency. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. The consolidated balance sheets are translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Translation gains and losses are not included in operations but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses, which were not significant, have been included in the results of operations.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2000 and 1999

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

Significant Customers
---------------------
The Company had two significant customers each comprising approximately 14% of the Company's total revenues in the fiscal year ended September 30, 2000. No customers accounted for more than 10% of total revenues in the fiscal year ended September 30, 1999.

Research and Product Development
--------------------------------
The Company charges research and product development costs to operations as incurred.

Amortization of Software
------------------------
Purchased software acquired for use in the business includes the cost of software acquired through acquisitions and from third-party vendors. Amortization of these costs is included in research and product development or marketing, general and administrative expenses depending on the application of the software. Such costs are amortized using the straight-line method over the estimated useful lives ranging from three to five years. Software amortization expense was approximately $138,200 and $79,800 for the years ended September 30, 2000 and 1999, respectively.

Software Royalties
------------------
The Company pays royalties for software licensed from third-party vendors for sublicense to the Company's customers. Total royalty expense incurred for third-party software was approximately $95,000 and $41,000 for the years ended September 30, 2000 and 1999, respectively. These costs are included in cost of sales.

Basic and Diluted Loss Per Share
--------------------------------
The Company determines basic and diluted loss per share in accordance with SFAS No. 128, Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Stock options are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. During the year ended September 30, 2000, the weighted average number of shares includes the effect of 8,064,516.13 shares of common stock to be issued (Note 6).

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

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2000 and 1999

1.   Summary of Significant Accounting Policies (continued):

Comprehensive Income
--------------------
SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes items not included in the statement of operations, including unrealized gains and losses on certain investments in debt and equity transactions and foreign currency translation adjustments, among others. During the years ended September 30, 2000 and 1999, the only components of comprehensive income were foreign currency translation adjustments.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

Reclassifications
-----------------
Certain amounts reported in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


2.   Economic Dependency on Majority Shareholder:

During fiscal years 2000 and 1999, affiliates of the Company's President, Chairman of the Board, and majority shareholder loaned the Company $7,100,000 and $7,925,000, respectively. The Company and the affiliate agreed to convert $5,000,000 and $8,000,000 of the loans to equity in 2000 and 1999, respectively. The share prices of the Company's stock was either the quoted market value of the stock or an amount in excess of the stock's quoted market value at the conversion dates. No amounts were repaid in 2000 or 1999. The loan balance at September 30, 2000 and 1999 was $6,150,000 and $4,050,000, respectively. The notes are unsecured and are due on October 1, 2002, bearing interest at 10% per annum. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing the Company such financial support through affiliates controlled by the shareholder at least through December 31, 2001.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2000 and 1999

3. Debt:

Long-term debt consists of the following as of September 30:
                                                              2000        1999
                                                              ----        ----
                                                               (in thousands)

Related party debt....................................     $  6,150    $  4,050

Industrial Development Revenue Bonds..................          960       1,200
                                                           --------    --------
                                                              7,110       5,250
Less current portion of long-term debt................         (240)       (240)
                                                           --------    --------
                                                           $  6,870    $  5,010
                                                           ========    ========

Maturities of long-term debt for each of the five years subsequent to September 30, 2000, and thereafter are as follows:

        2001.........................................  $    240
        2002.........................................     6,390
        2003.........................................       240
        2004.........................................       240
                                                       --------
                                                       $  7,110
                                                       ========


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

The Company has available, for its Canadian operations, a revolving line of credit with a bank. Under the terms of the revolving line of credit, the Company can borrow up to approximately $200,000. The line of credit is collateralized by cash and cash equivalents on deposit with the bank. At September 30, 2000, the Company has not drawn on this line of credit.


4.   Leases:

Operating Leases
----------------
The Company leases certain office facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2005. As of September 30, 2000, the future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) are as follows:

                           Year Ending September 30,
              ---------------------------------------------------
                                                   (in thousands)

              2001...................................    $   534
              2002...................................        364
              2003...................................        250
              2004...................................        222
              2005...................................        196
                                                         -------
              Total minimum lease payments...........    $ 1,566
                                                         =======

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2000 and 1999


4.   Leases (continued):

Operating Leases (continued):
-----------------------------
Aggregate rental expense under operating leases was approximately $679,000 and $1,037,000, for the years ended September 30, 2000 and 1999, respectively.

The Company has entered into lease agreements to sublet certain office facilities which expire at various dates through 2004. The aggregate rental income for the years ended September 30, 2000 and 1999 was approximately $423,300 and $527,000 which the Company has charged against rental expenses. Total future minimum rentals to be received under non-cancelable subleases as of September 30, 2000 was approximately $603,000.

Capital Leases
--------------
The Company has entered into leases for equipment which have been classified as capital leases. These leases expire in various years through fiscal 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. At September 30, 2000 and 1999, approximately $118,000 of equipment was recorded under capital leases. The leased assets are being amortized over the lower of their related lease terms or their estimated productive lives. Accumulated amortization on assets under capital leases was approximately $27,500 and $12,000 as of September 30, 2000 and 1999, respectively.


Minimum Future Lease Payments
-----------------------------
Minimum future lease payments under capital leases as of September 30, 2000 are:


                     Year Ending September 30,
           -------------------------------------------------
                                              (in thousands)

           2001.....................................  $  34
           2002.....................................     11
           2003.....................................     11
           2004.....................................      6
                                                      -----
           Total minimum lease payments.............     62

           Less:  Amount representing interest......     (8)
                                                      -----

           Present value of net minimum lease
           payment..................................     54

           Current portion..........................    (30)
                                                      -----
           Long-term capitalized lease obligations..  $  24
                                                      =====


Interest rates on capitalized leases are imputed at 10% based on the Company's incremental borrowing rate at the inception of each lease.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2000 and 1999

5. Income Taxes:

The Company has no provision for income taxes for the years ended September 30, 2000 and 1999, because the Company incurred net operating losses. The expected tax benefit arising from the net losses, for the years ended September 30, 2000 and 1999, has not been recognized due to uncertainty of the realization of the net operating losses.

The following summarizes the amount of the Company's loss, before income taxes, contributed by domestic and foreign operations:


                                      Year Ended
                                     September 30,
                            ------------------------------
                             2000                    1999
                             ----                    ----
                                     (in thousands)

United States               ($6,401)               ($7,205)

Foreign                        (532)                  (300)
                            -------                -------
                            ($6,933)               $(7,505)
                            =======                =======


The Company's most significant temporary difference relates to net operating loss carryforwards. At September 30, 2000 and 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $78,781,000 and $72,651,000, respectively, which are available to offset future federal taxable income, if any, through 2020. The valuation allowance for deferred tax assets as of September 30, 2000 and 1999 was approximately $26,785,000 and $23,517,000, respectively. The net change in the valuation allowance for the year ended September 30, 2000, was an increase of $3,268,000, primarily attributable to the net operating loss incurred during the year.

At September 30, 2000, the Company's $78,781,000 of net operating loss carryforwards will expire as follows:



            Year Ended
           September 30,
           -------------

              2003                         $ 2,863,000
              2004                             675,000
              2005-2020                     75,243,000
                                           -----------
              Total                        $78,781,000
                                           ===========

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2000 and 1999

6. Shareholders' Equity:

Stock Options:
--------------
The Company has in effect two stock option plans: an Incentive Stock Option Plan and a Special Purpose Plan, whereby 2,000,000 shares of common stock are authorized for issuance. Under both plans, the exercise price of each option equals the fair market value (the average of the representative highest and lowest prices), of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at the discretion of the Compensation Committee and vest at the rate of 20% per year through the fifth anniversary of the grant of the stock option.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: no dividend yield for both years; expected volatility of 245 percent and 166 percent based upon historical volatility; risk-free interest rates of 6.39 percent and 5.81 percent; and expected lives of five years for 2000 and 1999. The risk-free rates used in the calculation represent the average U.S. Government Security interest rates on the stock option grant date with maturities equal to the expected term of the option. The effect of actual forfeitures is included in the computation of compensation costs for options granted during each of the respective years.

A summary of the status of the Company's two fixed stock option plans as of September 30, 2000 and 1999, and changes during the years ended on those dates, is presented below (shares in thousands):

                                           Year Ended September 30,
                                 --------------------------------------------
                                          2000                  1999
                                          ----                  ----
                                             Weighted                Weighted
                                              Average                 Average
                                             Exercise                Exercise
          Fixed Options            Shares      Price      Shares       Price
          -------------            ------      -----      ------       -----
Outstanding at beginning
     of year                       854,668     $1.01      315,837      $2.42
Granted                            916,659     $0.48      589,553      $ .375
Exercised                             (200)    $0.375        --         --
Forfeited                         (141,013)    $1.90      (50,722)     $2.44
                                 ---------                -------
Outstanding at end of year       1,630,114     $0.635     854,668      $1.01
                                 =========                =======
Options exercisable at
     year end                      190,400     $1.36      91,376       $2.64
Weighted-average fair
     value of options
     granted during
     the year                        $.121                 $.354

The following table summarizes information about fixed stock options outstanding at September 30, 2000:


                                       Number       Weighted-Avg.      Number
                                    Outstanding       Remaining      Exercisable
                 Exercise Price     at 9/30/2000  Contractual Life  at 9/30/2000
                 --------------     ------------  ----------------  ------------

 New Grant            $.625            35,000         9.7 years             0
 New Grant            $.47            881,659         9.9 years             0
                      $.375           525,753         8.9 years        95,274
                      $.625            10,000         8.2 years         2,000
                      $1.50            74,540         7.3 years        29,816
                      $1.56            27,700         6.7 years        16,620
                      $3.00            71,476         6.3 years        42,886
                      $3.75             2,396         2.9 years         2,396
                      $6.56                50         4.8 years            50
                      $6.88               910         5.4 years           728
                     $10.00               550         4.3 years           550
                     $20.00                80          .2 years            80
            $.375 to $20.00         1,630,114         6.2 years       190,400


The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options issued to employees. Accordingly, since the Company grants options at market price at the date of grant, no compensation cost has been recognized for its Incentive Stock Option Plans and its Special Purpose Plan. Had compensation expense for the Company's plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and earnings per share would have been increased to the pro forma amounts indicated below:


                                       (in thousands, except per share amounts)

                                             2000                   1999
                                             ----                   ----
Net loss:
        As reported                        $(6,933)               $(7,505)
        Pro forma                          $(6,989)               $(7,555)

Basic and diluted loss per share:
        As reported                         $(0.22)                $(0.41)
        Pro forma                           $(0.22)                $(0.42)



Employee Stock Purchase Plan - The Company has an Employee Stock Purchase Plan (the Plan), under which 59,189 shares were available for purchase by employees as of September 30, 2000. The Plan allows employees to elect to purchase shares of the Company's stock at either full market price or at a 5% discounted price of the fair market value of the stock at the beginning of the option period or when the option is exercised, whichever is lower. The option period begins on March 1 and ends on October 31 for each calendar year of the Plan. The maximum number of shares that each employee can purchase during the option period is 250 shares. Employees have purchased 20,811 shares of common stock under the Company's Employee Stock Purchase Plan through September 30, 2000. There was no significant compensation expense recognized for stock issued under the Plan for the years ended September 30, 2000 and 1999.

Common Stock to be Issued:
On September 27, 2000, the Company sold 8,064,516.13 shares of its common stock under a stock subscription agreement to an affiliate of the Company's President, Chairman of the Board, and majority shareholder in exchange for cash of $2,500,000. At the date of the transaction, the Company did not have sufficient unreserved shares of common stock available to issue to the affiliate. The Company will be presenting, at its next annual meeting of its shareholders scheduled in January 2001, a proposal to increase the number of authorized shares of the Company's common stock from 40,000,000 to 60,000,000. At that time the Company will issue the shares. Representatives of the entities that control the majority of the Company's common stock have represented that they will vote in favor of this proposal to increase the Company's number of authorized shares at the annual shareholder's meeting scheduled in January 2001.

7.   Employee Retirement Plan:

The Retirement Savings Plan (Plan) is a cash or deferred profit-sharing plan designed to comply with the requirements of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. Substantially, all employees of the Company with six months of service are eligible to participate in the 401(k) Plan. The Plan's funds are invested by a third-party fund manager into various funds as selected by the employee. The funds offered are determined by the 401(k) committee. Plan funds may not be invested in common stock of the Company. Under the Plan, employees may contribute 1% to 20% of their compensation per pay period, to a tax deferral account subject to statutory maximums. The Company will contribute to the account of a participant an amount equal to the employee's contribution up to ten dollars per pay period. The Company recognized expense related to the Plan of approximately $31,000 and $27,000 during the years ended September 30, 2000 and 1999, respectively. The Board of Directors may, at its discretion, terminate the Plan at any time in whole or in part. Upon such termination, the Plan provides for the distribution of the assets of the fund for the benefit of its participants.


8.   Foreign and Domestic Operations:

Revenues and identifiable assets as of and for the years ended September 30, 2000 and 1999 by geographic area are presented in the table below. There were no significant amounts of sales or transfers between geographic areas.

                                       Year Ended
                                      September 30,
                                  -------------------
                                     2000       1999
                                     ----       ----
                                     (in thousands)
Revenues:
     United States............... $ 5,355     $ 7,368
     Europe......................   1,872       2,514
     Other.......................   1,503       1,739
                                  -------     -------
Total Revenues................... $ 8,730     $11,621
                                  =======     =======
Identifiable assets at year end:
     United States............... $ 9,802     $ 8,480
     Europe .....................     233         810
     Other ......................     991         980
                                  -------     -------
                                 $ 11,026     $10,270
                                 ========     =======


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

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2000 and 1999


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

On March 17, 1982, the Company entered into a License/Exchange Agreement ("the Agreement") with J. Fox Inc., an independent third party which provided the Company with a license to certain computer programs. Under the terms of the Agreement, the Company was required to pay royalties based on a percentage of revenues from sales and maintenance for the computer programs sold. Subsequent to the execution of the Agreement, the computer programs became obsolete. In February 1999, the Company filed a motion with the Denver District Court to declare the agreement terminated. Upon filing this motion, a counter claim was initiated against the Company for approximately $2,000,000. The Court has granted the Company's motion for summary judgment and dismissed the counter claim. The Court's decision is under appeal. While it is not possible to predict the outcome of this case, it is the opinion of the Company's management that the appeal is without merit and that it will not have a material adverse effect on the Company's consolidated financial statements.

       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2001, under the caption "Election of Directors" and "Executive Officers", and is incorporated herein by reference.


                         ITEM 10. EXECUTIVE COMPENSATION

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2001, under the caption "Executive Compensation", and is incorporated herein by reference.


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2001, under the caption "Voting Securities and Principal Shareholders", and is incorporated herein by reference.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2001, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

The Company intends to file definitive copies of the Proxy Statement with the Securities and Exchange Commission within 120 days after September 30, 2000, the close of its last fiscal period, and pursuant to General Instruction E to Form 10-KSB. Information called for by these items is incorporated herein by reference from such definitive Proxy Statement.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AUTO-TROL TECHNOLOGY CORPORATION


Date: November 30, 2000                 By: /s/ HOWARD B. HILLMAN
                                        -------------------------
                                        Howard B. Hillman,
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                                            Title                   Date
----------                                            -----                   ----

By: /s/ HOWARD B. HILLMAN                             Chairman of the Board   November 30, 2000
------------------------------------------            President (Principal
Howard B. Hillman                                     Executive Officer)


By: /s/ MAJOR GENERAL WILLIAM R. USHER, USAF (RET.)   Director                November 30, 2000
---------------------------------------------------
Major General William R. Usher (Ret.)*


By: /s/ J. RODERICK HELLER, III                       Director                November 30, 2000
---------------------------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
J. RODERICK HELLER, III
-----------------------------------------------



                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits
    Exhibit
     number    Description of Exhibit
     ------    -----------------------
      3.3      Restated Articles of Incorporation*
      3.4      Bylaws**
      3.5      Amendment to Bylaws***
      4.1      Specimen Certificate**
      4.2      Copies of Industrial Development Revenue Bond documents**
      4.3      Specimen Debentures, Warrants, Royalty Agreement, and Royalty
               Certificate issued to purchase Research and Development Limited
               Partnership Interests+
      10.1     Copy of Incentive Stock Option Plan, as amended through January
               27, 1998
      10.2     Copy of Special Purpose Stock Option Plan, as amended through
               January 27, 1998
      10.3     Agreement with HP/Apollo Computer, Inc., as amended October 13,
               1999
      10.4     Agreement with Minolta Business Systems Inc. dated April 27, 1999
      10.5     Agreement with Copelco Capital Inc. dated February 24, 1999
      10.6     Agreement with Copelco Capital Inc. dated November 20, 1998
      10.7     Agreement with Howard B. Hillman dated October 30, 2000
      21       Subsidiaries of the Registrant
      23       Consent of Gelfond, Hochstadt, Pangburn, P.C.
      24.1     Power of Attorney
      27       Financial Data Schedule

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