Form 10QSB
period 2000-12-31
AUTO TROL TECHNOLOGY CORP
filed 2001-02-14
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended December 31, 2000
                                       or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

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

Number of shares outstanding as of February 12, 2001: 35,503,218

                        AUTO-TROL TECHNOLOGY CORPORATION
            REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000



                                                                          Page
                                                                         Number
                                                                         ------
Part I.  Financial Information
  Item 1.  Financial Statements

         Independent Accountant's Report                                   1

         Consolidated Statements of Operations (unaudited),
              three months ended December 31, 2000 and 1999                2

         Consolidated Statements of Comprehensive Loss
             (unaudited), three months ended                               2
              December 31, 2000 and 1999

         Consolidated Balance Sheets, December 31, 2000
             (unaudited) and September 30, 2000                            3

         Consolidated Statements of Cash Flows (unaudited),
              three months ended December 31, 2000 and 1999                4

         Notes to Consolidated Statements                                 5-6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               6-8

Part II. Other Information, Item 6(b) Reports on Form 8-k                  8

          Signatures                                                       9

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Auto-trol Technology Corporation


We have reviewed the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, comprehensive loss and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended (not presented herein); we expressed an unqualified opinion on those consolidated financial statements, with an emphasis paragraph describing the majority shareholder's commitment to provide financial support through December 31, 2001. In our opinion, the information set forth in the accompanying consolidated balance as of September 30, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.
------------------------------------
GELFOND HOCHSTADT PANGBURN, P.C.



Denver, Colorado
February 13, 2001

                        AUTO-TROL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                           2000        1999
                                                         --------    --------
Revenues:
    Sales ............................................   $    730    $    855
    Service ..........................................      1,089       1,213
                                                         --------    --------
                                                            1,819       2,068

Costs and expenses:
    Cost of sales ....................................        179         242
    Cost of service ..................................        255         267
    Research and product development .................      1,421       1,232
    Marketing, general and administrative ............      1,854       2,091
                                                         --------    --------
                                                            3,709       3,832

Loss from operations .................................     (1,890)     (1,764)

Interest income ......................................         55          12
Interest expense (related party, $108, $234) .........       (176)       (139)
                                                         --------    --------

Loss before income taxes .............................     (2,011)     (1,891)
Income tax benefit
                                                         --------    --------

Net loss .............................................   $ (2,011)   $ (1,891)
                                                         ========    ========

Basic and diluted loss per share .....................   $   (.06)   $   (.06)

Weighted average number of basic
   and diluted common shares outstanding .............     35,503      29,297




                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                             Three Months Ended
                                                               December 31,
                                                             2000        1999
                                                           -------      -------

Net loss .............................................     $(2,011)     $(1,891)
Other comprehensive income/(loss) net of tax:
   Foreign currency translation adjustments ..........         206         (379)
                                                           -------      -------

Total comprehensive income/(loss) ....................     $(1,805)     $(2,270)
                                                           =======      =======

                 See Notes to Consolidated Financial Statements


                                AUTO-TROL TECHNOLOGY CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                             (in thousands except per share amounts)

                                                                            December 31,          September 30,
                                                                                2000                  2000
                                                                            (unaudited)
                                                                            ---------              ---------
                                    ASSETS
Current assets:
    Cash and cash equivalents ........................................      $   2,816              $   4,199
    Receivables, net of allowance of $67 and $66 .....................          1,499                  1,007
    Service parts and prepaid expenses ...............................            408                    308
                                                                            ---------              ---------
         Total current assets ........................................          4,723                  5,514
                                                                            ---------              ---------

Property, facilities and equipment:
    Land .............................................................            356                    356
    Building and improvements ........................................          8,320                  8,410
    Machinery and equipment ..........................................          5,511                  5,526
    Furniture, fixtures and leasehold improvements ...................            853                    827
                                                                            ---------              ---------
                                                                               15,040                 15,119
    Less accumulated depreciation and amortization ...................         10,040                  9,962
                                                                            ---------              ---------
                                                                                5,000                  5,157

Purchased software, net of accumulated
   amortization of $1,153 and $1,119 .................................            283                    317
Other assets .........................................................             38                     38
                                                                            ---------              ---------
         Total assets ................................................      $  10,044              $  11,026
                                                                            =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                        $     270              $     234
    Current portion of long-term debt ................................            240                    240
    Current portion of capital lease obligations .....................             30                     30
    Accrued interest payable, related
      party portion $569 and $415 ....................................            601                    428
    Unearned service revenue and customer deposits ...................          1,556                  1,040
    Accrued compensation and related taxes ...........................            196                    136
    Other liabilities ................................................            766                    723
                                                                            ---------              ---------
         Total current liabilities ...................................          3,659                  2,831

Long-term debt, related party portion
   $6,150 and $6,150 .................................................          6,870                  6,870
Capital lease obligations ............................................             18                     24
                                                                            ---------              ---------

         Total liabilities ...........................................         10,547                  9,725
                                                                            ---------              ---------

Shareholders' equity:
    Common stock, $.02 par value; authorized
        40,000,000 shares; 35,503,218
        issued  and 35,500,994 shares ................................            711                    710
    Common stock to be issued, 8,064,516.13 shares ...................          2,500                  2,500
    Additional paid-in capital .......................................        107,781                107,780
    Accumulated other comprehensive loss .............................           (825)                (1,031)
    Accumulated deficit ..............................................       (110,670)              (108,658)
                                                                            ---------              ---------
         Total shareholders' equity ..................................           (503)                 1,301
                                                                            ---------              ---------
                                                                            $  10,044              $  11,026
                                                                            =========              =========

                                    See Notes to Consolidated Financial Statements
                                                       3



                                             AUTO-TROL TECHNOLOGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                      (unaudited)
                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                          2000               1999
                                                                                        -------             -------
Cash flow from operating activities:
      Net loss .................................................................        $(2,012)            $(1,892)
      Adjustments to reconcile net loss to
       net cash used by operating activities:
      Depreciation and amortization ............................................             96                 219
      Provision for bad debt ...................................................              1
      Loss on disposal of property, facilities and equipment ...................             14
      Changes in operating assets and liabilities
           Receivables .........................................................           (138)               (221)
           Service parts and prepaid expenses ..................................            (88)                 85
           Accounts payable ....................................................             28                (197)
           Other liabilities ...................................................             66                (462)
           Accrued interest payable ............................................            174
           Unearned revenue and customer deposits ..............................            395                  85
                                                                                        -------             -------
Net cash used in operating activities ..........................................         (1,464)             (2,383)
Cash flows from investing activities:
      Capital expenditures .....................................................             85                (212)
      Other assets .............................................................            (42)               --
                                                                                        -------             -------
Net cash provided by (used in) investing activities ............................             43                (212)
Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party ...................           --                 1,050
      Payments on notes payable, capital leases and long-term debt .............             (7)
      Proceeds from issuance of common stock ...................................              1                 101
                                                                                        -------             -------
Net cash (used in) provided by financing activities ............................             (6)              1,151
Effect of exchange rate changes on cash ........................................             44                 117
                                                                                        -------             -------
Net decrease in cash and cash equivalents ......................................         (1,383)             (1,327)
Cash and cash equivalents at the beginning of the year .........................          4,199               1,836
                                                                                        -------             -------
Cash and cash equivalents at the end of the period .............................        $ 2,816             $   509
                                                                                        =======             =======





                                    See Notes to Consolidated Financial Statements
                                                       4


                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED DECEMBER 31, 2000 (unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Financial information as of September 30, 2000 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 2000 included in Form 10-KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three month periods ending December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

(2) Basic and Diluted Loss Per Share

The Company determines basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Stock options are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. During the three-months ended December 31, 2000, the weighted average number of shares includes the effect of 8,064,516.13 shares of common stock to be issued (Note 5).

(3) Changes in Borrowings and Shareholder's Equity

During the quarter ended December 31,2000, the Company issued 2,224 shares of common stock for approximately $1,000 under the Company's Employee Stock Purchase Plan.

(4) Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

On March 17, 1982, the Company entered into a License/Exchange Agreement ("the Agreement") with J. Fox Inc., an independent third party which provided the Company with a license to certain computer programs. Under the terms of the Agreement, the Company was required to pay royalties based on a percentage of revenues from sales and maintenance for the computer programs sold. Subsequent to the execution of the Agreement, the computer programs became obsolete. In February 1999, the Company filed a motion with the Denver District Court to declare the agreement terminated. Upon filing this motion, a counter claim was initiated against the Company for approximately $2,000,000. On May 19, 2000, the Court dismissed the counter claim. Fox is appealing the court's dismissal of the counterclaims. The Company believes that there is little likelihood of success of any appeal of the dismissal of the counterclaims.

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED DECEMBER 31, 2000 (unaudited)


(5) Common Stock to be Issued

On September 27, 2000, the Company sold 8,064,516.13 shares of its common stock under a stock subscription agreement to an affiliate of the Company's President, Chairman of the Board, and majority shareholder in exchange for cash of $2,500,000. At the date of the transaction, the Company did not have sufficient unreserved shares of common stock available to issue to the affiliate. At the Company's annual meeting of its shareholders in January 2001, the number of authorized shares of the Company's stock was increased from 40,000,000 to 60,000,000. The Company is in the process of issuing the 8,064,516.13 shares of common stock.


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

Results of Operations

Overview
Operating losses for the first quarter ended December 31, 2000 increased $126,000 as compared to the first quarter ended December 31, 1999. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended December 31, 2000 compared to three months ended December 31, 1999
--------------------------------------------------------------------------------

Revenues - For the quarter ended December 31, 2000, total sales and service revenue decreased $249,000 or 12.0%, from the quarter ended December 31, 1999.



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)



                                       In Thousands
                                   Three Months Ended                   Decrease                    %
                         December 31, 2000     December 31, 1999
                         -----------------     -----------------        ---------               ---------

Sales Revenue:                $   730              $   855               $  (125)                (14.6%)

Service Revenue:                1,089                1,213                  (124)                (10.2%)
                              -------              -------               -------                ----
                              $ 1,819              $ 2,068               $  (249)                (12.0%)


Cost of Sales and Service - For the first quarter ended December 31, 2000, gross profit margins on total revenue increased to 76.1% from 75.4% for the first quarter ended December, 1999.

                                      In Thousands
                                    Three Months Ended                     Decrease                   %
                            December 31, 2000    December 31, 1999
                            -----------------    -----------------         --------               --------
    Sales
Gross Profit                  $   551               $   613                $   (62)                 (10.1%)

   Service
Gross Profit                      834                   946                   (112)                 (11.8%)
                              -------               -------                -------                 ----
                              $ 1,385               $ 1,559                $  (174)                 (11.2%)

Research and Product Development - Research and development expenses were approximately 78.1% of revenue for the quarter ended December 31, 2000 and 59.6% of revenue for the quarter ended December 31, 1999. Total research and development expense increased by 15.3% or $189,000 in the first quarter ended December 31, 2000 compared to the previous year's first quarter.

Marketing, General, and Administrative - In the first quarter ended December 31, 2000, marketing, general and administrative expenses decreased $237,000, or 11.3%, from the first quarter ended December 31, 1999.

Interest - In the quarter ended December 31, 2000, interest expense increased $37,000 from the quarter ended December 31, 1999. Interest income increased $43,000 as compared to the first quarter of fiscal 1999.


Liquidity and Capital Resources

Financial Condition - At December 31, 2000, the Company had approximately $2,816,000 in cash and cash equivalents, which was 32.9% lower than cash balances at September 30, 2000. The Company's net working capital was approximately $1,064,000 at December 31, 2000, as compared to a working capital of $2,683,000 at September 30, 2000. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At December 31, 2000, the Company had outstanding related party

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)



debt of $6,150,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2001. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2001.

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

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first three months ended December 31, 2000, the Company had realized a loss of approximately $3,200 through payments it had received from its subsidiaries as compared to a $200 loss for the same period in 1999.




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

                                          AUTO-TROL TECHNOLOGY CORPORATION
                                                    (Registrant)


Date: February 12, 2001                   /s/   HOWARD B. HILLMAN
                                        ----------------------------------------
                                                  Howard B. Hillman,
                                        Chairman of the Board, President
                                  (Principal Executive and Financial Officer and
                                               Principal Accounting Officer)