Form 10QSB
period 2001-03-31
AUTO TROL TECHNOLOGY CORP
filed 2001-05-15
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
  [ X ]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the period ended March 31, 2001

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

                                 (303) 452-4919
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes          No
                                     -----       -----

Number of shares outstanding as of May 10 , 2001:   59,357,209

                                                                     Page Number
                                                                     -----------
Part I.  Financial Information
  Item 1.  Financial Statements

         Independent Accountants' Report

         Consolidated Statements of Operations                            1
             (unaudited), three months ended March 31, 2001
              and 2000 and six months ended
              March 31, 2001 and 2000

         Consolidated Statements of Comprehensive Loss                    1
              (unaudited), three months ended March 31, 2001 and 2000 and six months ended
              March 31, 2001 and 2000

         Consolidated Balance Sheets March 31, 2001
             (unaudited) and September 31, 2000                           2

        Consolidated Statements of Cash Flows (unaudited),
             six  months ended March 31, 2001 and 2000                    3

         Notes to Consolidated Statements                                4-5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                5-8

Part II.  Other Information, Item 6(b) Reports on Form 8-k                8

          Signatures                                                      9

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Auto-trol Technology Corporation


We have reviewed the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of March 31, 2001 and the related consolidated statements of operations and comprehensive loss for the three-month and six-month periods then ended and the consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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




Denver, Colorado
May 10, 2001


                                                AUTO-TROL TECHNOLOGY CORPORATION
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands except per share amounts)
                                                           (unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                  March 31,                        March 31,
                                                                           ------------------------        ------------------------
                                                                             2001            2000            2001            2000
                                                                           --------        --------        --------        --------
Revenues:
    Sales ..........................................................       $  1,228        $    825        $  1,958        $  1,680
    Service ........................................................          1,048           1,097           2,137           2,310
                                                                           --------        --------        --------        --------
                                                                              2,276           1,922           4,095           3,990

Costs and expenses:
    Cost of sales ..................................................            308             120             487             362
    Cost of service ................................................            281              47             536             314
    Research and product development ...............................          1,402           1,631           2,823           2,863
    Marketing, general and administrative ..........................          1,618           2,291           3,472           4,375
                                                                           --------        --------        --------        --------
                                                                              3,609           4,089           7,318           7,914

Loss from operations ...............................................         (1,333)         (2,167)         (3,223)         (3,924)

Interest income ....................................................             26              13              81              25
Interest expense (related party $186, $108, $294, $241) ............           (159)           (163)           (335)           (302)
                                                                           --------        --------        --------        --------

Loss before income taxes ...........................................         (1,466)         (2,317)         (3,477)         (4,201)
                                                                           --------        --------        --------        --------

Income tax expense .................................................                                                              7
                                                                           --------        --------        --------        --------
Net loss ...........................................................       $(1,466)        $ (2,317)       $ (3,477)       $ (4,208)
                                                                           ========        ========        ========        ========

Basic and diluted loss per share ...................................           (.03)           (.07)           (.09)           (.14)

Weighted average number of basic and diluted common
    shares outstanding .............................................       $ 42,358        $ 31,325        $ 38,892        $ 30,374
                                                                           ========        ========        ========        ========


                                                AUTO-TROL TECHNOLOGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                            (in thousands except per share amounts)
                                                              (unaudited)

                                                                                 Three Months Ended              Six Months Ended
                                                                                     March 31,                      March 31,
                                                                               ----------------------        ----------------------
                                                                                 2001          2000            2001           2000
                                                                               -------        -------        -------        -------

Net Loss ...............................................................       $(1,466)       $(2,317)       $(3,477)       $(4,208)
Other Comprehensive Income/(Loss) net of tax:
   Foreign Currency Translation Adjustments ............................             4            270            210           (109)
                                                                               -------        -------        -------        -------

Total Comprehensive Loss ...............................................       $(1,462)       $(2,047)       $(3,267)       $(4,317)
                                                                               =======        =======        =======        =======

                                        See Notes to Consolidated Financial Statements



                                                   AUTO-TROL TECHNOLOGY CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                                (in thousands except per share amounts)

                                                                                            March 31,         September 30,
                                                                                               2001                2000
                                                                                           (unaudited)
                                                                                             ------------------------------
                                    ASSETS
Current Assets:
    Cash and cash equivalents ....................................................           $   1,457            $   4,199
    Receivables, net of allowance of $66 and $66 .................................               1,251                1,007
    Service Parts and prepaid expenses ...........................................                 478                  308
                                                                                             ---------            ---------
         Total current assets ....................................................               3,186                5,514
                                                                                             ---------            ---------

Property, facilities and equipment:
    Land .........................................................................                 356                  356
    Building and improvements ....................................................               8,320                8,410
    Machinery and equipment ......................................................               5,478                5,526
    Furniture, fixtures and leasehold improvements ...............................                 849                  827
                                                                                             ---------            ---------
                                                                                                15,003               15,119
    Less accumulated depreciation and amortization ...............................              10,154                9,962
                                                                                             ---------            ---------
                                                                                                 4,849                5,157

Purchased software, net of accumulated amortization
   of $1,194 and $1,119 ..........................................................                 242                  317
Other assets .....................................................................                  38                   38
                                                                                             ---------            ---------
         Total assets ............................................................           $   8,315            $  11,026
                                                                                             =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable .............................................................           $     202            $     234
    Current portion of long-term debt ............................................                 240                  240
    Current portion of capital lease obligations .................................                  14                   30
    Accrued interest payable, related party portion $139 and $415.................                 152                  428
    Unearned service revenue and customer deposits ...............................               1,530                1,040
    Accrued compensation and related taxes .......................................                 223                  136
    Other liabilities ............................................................                 678                  723
                                                                                             ---------            ---------
         Total current liabilities ...............................................               3,039                2,831

Long-term debt, related party portion $3,500 and $6,150 ..........................               4,220                6,870
Capital lease obligations ........................................................                  20                   24
                                                                                             ---------            ---------
          Total liabilities ......................................................               7,279                9,725
                                                                                             ---------            ---------

Shareholders' equity:
    Common stock, $.02 par value; authorized 60,000,000 shares; issued
        59,357,209 and 35,500,994 shares .........................................               1,188                  710
    Common stock to be issued, 8,064,516.13 shares ...............................                                    2,500
    Additional paid-in capital ...................................................             112,804              107,780
    Accumulated other comprehensive loss .........................................                (821)              (1,031)
    Accumulated deficit ..........................................................            (112,135)            (108,658)
                                                                                             ---------            ---------
         Total shareholders' equity ..............................................               1,036                1,301
                                                                                             ---------            ---------
                                                                                             $   8,315            $  11,026
                                                                                             =========            =========

                                  See Notes to Consolidated Financial Statements




                                                   AUTO-TROL TECHNOLOGY CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (in thousands)
                                                              (unaudited)
                                                                                                             Six Months Ended
                                                                                                                 March 31,
                                                                                                           2001              2000
                                                                                                         --------------------------
Cash flow from operating activities:
      Net loss ...............................................................................           $(3,477)           $(4,208)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
      Depreciation and amortization ..........................................................               271                488
      Provision for bad debt .................................................................                                   23
      Loss (gain) on disposal of property, facilities and equipment ..........................                 9                 (4)
      Changes in operating assets and liabilities
           Receivables .......................................................................               136                648
           Service parts and prepaid expenses ................................................              (171)              (154)
           Accounts payable ..................................................................               (37)              (478)
           Accrued interest payable ..........................................................              (275)              (399)
           Unearned service revenue and customer deposits ....................................               378                230
           Other liabilities .................................................................                 8               (185)
                                                                                                         .......            .......
Net cash used by operating activities ........................................................            (3,158)            (4,039)
Cash flows from investing activities:
      Capital expenditures ...................................................................               105               (409)
      Other assets ...........................................................................               (42)              (129)
                                                                                                         .......            .......
Net cash provided by (used in) investing activities ..........................................                63               (538)
Cash flows from financing activities:
      Proceeds from issuance of notes payable ................................................               350              4,550
      Payments on notes payable, capital leases and long-term debt ...........................               (20)               (16)
      Proceeds from issuance of common stock .................................................                 1                  1
                                                                                                         .......            .......
Net cash provided by financing activities ....................................................               331              4,535
Effect of exchange rate changes on cash ......................................................                22               (139)
                                                                                                         .......            .......
Net decrease in cash and cash equivalents ....................................................            (2,742)              (181)
Cash and cash equivalents at the beginning of the year .......................................             4,199              1,836
                                                                                                         .......            .......
Cash and cash equivalents at the end of the period ...........................................           $ 1,457            $ 1,655
                                                                                                         =======            =======

Supplemental disclosure of cash flow information:
      Cash paid for interest during the period ...............................................           $   611            $   701
                                                                                                         =======            =======
Supplemental schedule of non-cash investing and financing activities:
      Conversion of related party debt to common stock .......................................           $ 3,000            $ 3,000
                                                                                                         =======            =======



                             See Notes to Consolidated Financial Statements

                                                  3

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2001 (unaudited)


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

The accompanying unaudited condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 2000 included in Form 10-KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six month periods ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

(2) Basic and Diluted Loss Per Share

The Company determines basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Stock options are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

(3) Changes in Borrowings and Shareholder's Equity

An additional $350,000 was borrowed from the related party during the six months ended March 31, 2001. $3 million of the debt to the related party was converted to 15,789,474 shares of common stock during the six months ended March 31, 2001. At the conversion dates, the per share conversion prices were greater than or equal to the quoted market prices of the Company's stock. During the quarter ended March 31, 2001, the Company also issued 8,064,516.13 shares of common stock due under a stock subscription agreement entered into on September 27, 2000.

(4) Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

On March 17, 1982, the Company entered into a License/Exchange Agreement ("the Agreement") with J. Fox Inc., an independent third party which provided the Company with a license to certain computer programs. Under the terms of the Agreement, the Company was required to pay royalties based on a percentage of revenues from sales and maintenance for the computer programs sold. Subsequent to the execution of the Agreement, the computer programs became obsolete. In February 1999, the Company filed a motion with the Denver District Court to declare the agreement terminated. Upon filing this motion, a counter claim was initiated against the Company for approximately $2,000,000. On May 19, 2000, the Court dismissed the counter claim. It is unknown if the Court's decision will be

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2001 (unaudited)


appealed by J. Fox Inc. It is the opinion of the Company's management that any appeal will fail and will not have a material adverse effect in the Company's consolidated financial statements.


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

Results of Operations

Overview
Net loss for the second quarter ended March 31, 2001 continued but decreased $851,000 as compared to the second quarter ended March 31, 2000. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended March 31, 2001 compared to three months ended March 31, 2000
--------------------------------------------------------------------------------

Revenues - For the quarter ended March 31, 2001, total sales and service revenue increased $354,000 or 18.4%, from the quarter ended March 31, 2000.


                               In Thousands
                            Three Months Ended              Increase/
                      March 31, 2001   March 31, 2000      (Decrease)      %
                      --------------   --------------      ----------    -----

Sales Revenue:           $1,228            $  825             $403       48.9%

Service Revenue:          1,048             1,097              (49)      (4.5)%
                         ------            ------             ----       ------

                         $2,276            $1,922             $354       18.4%

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


Gross Profit Sales and Service - For the second quarter ended March 31, 2001, gross profit margins on total revenue decreased to 74.1% from 91.3% for the second quarter ended March 31, 2000.

                                In Thousands
                             Three Months Ended             Increase/
                     March 31, 2001    March 31, 2000      (Decrease)       %
                     --------------    --------------      ----------    -------
         Sales
      Gross Profit       $  920            $  705             $215        30.5%

         Service
      Gross Profit          767             1,050             (283)      (27.0)%
                         ------            ------             ----       -------

                         $1,687            $1,755             $(68)       (3.9)%


Research and Product Development - Research and development expenses were approximately 61.6% of revenue for the quarter ended March 31, 2001 and 84.9% of revenue for the quarter ended March 31, 2000. Total research and development expense decreased by 14.0% or $229,000 in the second quarter ended March 31, 2001 compared to the previous year's second quarter.

Marketing, General, and Administrative - In the second quarter ended March 31, 2001, marketing, general and administrative expenses decreased $673,000, or 29.4%, from the second quarter ended March 31, 2000.

Interest - In the second quarter ended March 31, 2001, interest expense decreased $4,000 from the quarter ended March 31, 2000 as a result of debt conversion. Interest income increased $13,000 as compared to the second quarter of fiscal 2000.

The six months ended March 31, 2001 compared to six months ended March 31, 2000
-------------------------------------------------------------------------------

Revenues - For the six months ended March 31, 2001, total sales and service revenue increased $105,000 or 2.6%, from the six months ended March 31, 2000.

                                     In Thousands
                                   Six Months Ended     Increase/
                     March 31, 2001   March 31, 2000    (Decrease)        %
                     --------------   --------------    ----------      ------

Sales Revenue:          $1,958            $1,680          $278          16.5%

Service Revenue:         2,137             2,310          (173)         (7.5)%
                        ------            ------          ----          ------

                        $4,095            $3,990          $105           2.6%


Cost of Sales and Service - For the six months ended March 31, 2001, gross profit margins on total revenue decreased to 75.0% from 83.1% for the six months ended March 31, 2000. Gross profit margins on sales revenue for the six months ending March 31, 2001, decreased to 75.1% from 78.5% for the six months ended March 31, 2000. Gross profit margins for total service revenue in the six months of fiscal 2001 decreased to 74.9% from 86.4% in the six months of fiscal 2000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


                                    In Thousands
                                  Six Months Ended          Increase/
                          March 31, 2001   March 31, 2000   (Decrease)     %
                          --------------   --------------   ----------  -------
          Sales
      Gross Profit            $1,471           $1,318         $ 153      11.6%

         Service
      Gross Profit             1,601            1,996          (395)    (19.8)%
                              ------           ------         -----     -------

                              $3,072           $3,314         $(242)     (7.3)%


Research and Product Development - Research and development expenses were approximately 68.9% of revenue for the six months ended March 31, 2001 and 71.8% of revenue for the six months ended March 31, 2000. Total research and development expense decreased by 1.4% or $40,000 in the first six months ended March 31, 2001 compared to the previous year's six months.

Marketing, General, and Administrative - In the six months ended March 31, 2001, marketing, general and administrative expenses decreased $903,000, or 20.6%, from the six months ended March 31, 2000.

Interest - In the six months ended March 31, 2001, interest expense increased $33,000 from the six months ended March 31, 2000. Interest income increased $56,000 as compared to the six months of fiscal 2000, due to increased investments.

Liquidity and Capital Resources

Financial Condition - At March 31, 2001, the Company had approximately $1,457,000 in cash and cash equivalents, which was 65.3% lower than cash balances of $4,199,000 at September 30, 2000. The Company's net working capital was $147,000 at March 31, 2001, as compared to a working capital of $2,683,000 at September 30, 2000. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At March 31, 2001, the Company had outstanding related party debt of $3,500,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2001. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2001.

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

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the three months ended March 31, 2001, the Company realized a gain of approximately $5,000 through payments it had received from its subsidiaries as compared to a $31,000 loss for the same period in 2000.



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


                                   AUTO-TROL TECHNOLOGY CORPORATION
                                             (Registrant)


Date: May 10, 2001                /s/  HOWARD B. HILLMAN
                                  -----------------------------------------
                                  Howard B. Hillman,
                                  Chairman of the Board, President
                                  (Principal Executive and Financial Officer and
                                  Principal Accounting Officer)