Form 10QSB
period 2001-06-30
AUTO TROL TECHNOLOGY CORP
filed 2001-08-13
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2001

                                       or

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-9247

                        Auto-trol Technology Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                             84-0515221
 ------------------------------                             -----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

           12500 North Washington Street, Denver, Colorado 80241-2400
                     --------------------------------------
                    (Address of principal executive offices)

                                 (303) 452-4919
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding as of August 9, 2001: 59,340,595

                                                                          Page
                                                                         Number

Part I.  Financial Information

  Item 1.  Financial Statements

         Independent Accountants' Report

         Consolidated Statements of Operations (unaudited),                 1
              three months ended June 30, 2001 and 2000
              and nine months ended June 30, 2001 and 2000

         Consolidated Statements of Comprehensive Loss (unaudited),         1
              three months ended June 30, 2001 and 2000 and nine months ended June 30, 2001 and 2000

         Consolidated Balance Sheets June 30, 2001 (unaudited),             2
              and September 30, 2000

         Consolidated Statements of Cash Flows (unaudited), nine            3
         months ended June 30, 2001 and 2000

         Notes to Consolidated Statements                                   4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            5-8

Part II.  Other Information, Item 6(b) Reports on Form 8-k                  8

          Signatures                                                        8

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Auto-trol Technology Corporation


We have reviewed the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of June 30, 2001, the related consolidated statements of operations and comprehensive loss for the three and nine month periods ended June 30, 2001 and 2000, and the consolidated statement of cash flows for the nine month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended (not presented herein); we expressed an unqualified opinion on those consolidated financial statements, with an emphasis paragraph describing the majority shareholder's commitment to provide financial support through December 31, 2001. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



GELFOND HOCHSTADT PANGBURN, P.C.



Denver, Colorado
August 9, 2001



                                  AUTO-TROL TECHNOLOGY CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands except per share amounts)
                                             (unaudited)


                                                        Three Months Ended       Nine Months Ended
                                                              June 30,                June 30,
                                                       --------------------    --------------------
                                                         2001        2000        2001        2000
                                                       --------------------    --------------------
Revenues:
    Sales..........................................    $  1,019    $  1,140    $  2,977    $  2,820
    Service........................................       1,084       1,488       3,221       3,798
                                                       --------    --------    --------    --------
                                                          2,103       2,628       6,198       6,618

Costs and expenses:
    Cost of sales..................................         296         165         783         527
    Cost of service................................         235         763         771       1,077
    Research and product development...............       1,534         832       4,357       3,695
    Marketing, general and administrative..........       1,531       2,055       5,002       6,430
                                                       --------    --------    --------    --------
                                                          3,596       3,815      10,913      11,729

Loss from operations...............................      (1,493)     (1,187)     (4,715)     (5,111)

Interest income ...................................          16          16          96          41
Interest expense (related party $102, $103, $396,
    $384).........................................    .    (124)       (172)       (459)       (474)
                                                       --------    --------    --------    --------

Loss before income taxes...........................      (1,601)     (1,343)     (5,078)     (5,544)
                                                       --------    --------    --------    --------

Income tax expense ................................           9           2           9           9
                                                       --------    --------    --------    --------
Net loss...........................................    $ (1,610)   $ (1,345)   $ (5,087)   $ (5,553)
                                                       ========    ========    ========    ========

Basic and diluted loss per share...................        (.03)       (.04)       (.11)       (.18)

Weighted average number of basic and diluted common
    shares outstanding.............................      59,357      33,000      45,801      31,034



                                  AUTO-TROL TECHNOLOGY CORPORATION
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                              (in thousands except per share amounts)
                                            (unaudited)


                                                        Three Months Ended      Nine Months Ended
                                                             June 30,                 June 30
                                                       --------------------    --------------------
                                                         2001        2000        2001        2000
                                                       --------------------    --------------------

Net Loss ..........................................    $ (1,610)   $ (1,345)   $ (5,087)   $ (5,553)
Other Comprehensive Income/(Loss) net of tax:
   Foreign Currency Translation Adjustments .......           8        (390)        218        (499)
                                                       --------    --------    --------    --------

Total Comprehensive Loss ..........................    $ (1,602)   $ (1,735)   $ (4,869)   $ (6,052)
                                                       ========    ========    ========    ========


                           See Notes to Consolidated Financial Statements

                                                 1



                                    AUTO-TROL TECHNOLOGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                 (in thousands except per share amounts)


                                                                               June 30,   September 30,
                                                                                 2001        2000
                                                                             (unaudited)
                                                                              ----------------------
                                    ASSETS
Current Assets:
    Cash and cash equivalents .............................................   $   1,103    $   4,199
    Receivables, net of allowance of $68 and $66 ..........................       1,405        1,007
    Service Parts and prepaid expenses ....................................         438          308
                                                                              ---------    ---------
         Total current assets .............................................       2,946        5,514
                                                                              ---------    ---------

Property, facilities and equipment:
    Land ..................................................................         356          356
    Building and improvements .............................................       8,323        8,410
    Machinery and equipment ...............................................       5,526        5,526
    Furniture, fixtures and leasehold improvements ........................         840          827
                                                                              ---------    ---------
                                                                                 15,045       15,119
    Less accumulated depreciation and amortization ........................      10,280        9,962
                                                                              ---------    ---------
                                                                                  4,765        5,157

Purchased software, net of accumulated amortization of $1,230 and $1,119 ..         210          317
Other assets ..............................................................          38           38
                                                                              ---------    ---------
         Total assets .....................................................   $   7,959    $  11,026
                                                                              =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ......................................................   $     246    $     234
    Current portion of long-term debt .....................................         240          240
    Current portion of capital lease obligations ..........................           8           30
    Accrued interest payable, related party portion $242 and $415 .........         274          428
    Unearned service revenue and customer deposits ........................       1,454        1,040
    Accrued compensation and related taxes ................................         252          136
    Other liabilities .....................................................         363          723
                                                                              ---------    ---------
         Total current liabilities ........................................       2,837        2,831

Long-term debt, related party portion $4,950 and $6,150 ...................       5,670        6,870
Capital lease obligations .................................................          18           24
                                                                              ---------    ---------
         Total liabilities ................................................       8,525        9,725
                                                                              ---------    ---------

Shareholders' equity:
    Common stock, $.02 par value; authorized 60,000,000 shares; issued  and
        outstanding 59,357,208 and 35,500,994 shares ......................       1,188          710
    Common stock to be issued, 8,064,516.13 shares ........................                    2,500
    Additional paid-in capital ............................................     112,804      107,780
    Accumulated other comprehensive loss ..................................        (813)      (1,031)
    Accumulated deficit ...................................................    (113,745)    (108,658)
                                                                              ---------    ---------
         Total shareholders' equity .......................................        (566)       1,301
                                                                              ---------    ---------
                                                                              $   7,959    $  11,026
                                                                              =========    =========


                             See Notes to Consolidated Financial Statements

                                                   2



                                    AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)
                                               (unaudited)


                                                                                    Nine Months Ended
                                                                                          June 30,
                                                                                      2001       2000
                                                                                    ------------------
Cash flow from operating activities:
      Net loss ..................................................................   $(5,087)   $(5,553)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .............................................       449        667
      Provision for bad debt ....................................................                   23
      Loss on disposal of property, facilities and equipment ....................        84          5
      Changes in operating assets and liabilities:
           Receivables ..........................................................       143        273
           Service parts and prepaid expenses ...................................      (128)       (95)
           Accounts payable .....................................................        15       (464)
           Accrued interest payable .............................................      (154)      (232)
           Unearned service revenue and customer deposits .......................       392        392
           Other liabilities ....................................................      (471)      (221)
                                                                                    -------    -------
Net cash used in operating activities ...........................................    (4,757)    (5,205)
Cash flows from investing activities:
      Capital expenditures ......................................................       (35)      (482)
      Other assets ..............................................................       (42)      (459)
                                                                                    -------    -------
Net cash used in investing activities ...........................................       (77)      (941)
Cash flows from financing activities:
      Proceeds from issuance of notes payable ...................................     1,800      6,000
      Payments on notes payable, capital leases and long-term debt ..............       (28)       (26)
      Proceeds from issuance of common stock ....................................         1          1
                                                                                    -------    -------
Net cash provided by financing activities .......................................     1,773      5,975
Effect of exchange rate changes on cash .........................................       (35)        73
                                                                                    -------    -------
Net decrease in cash and cash equivalents .......................................    (3,096)       (98)
Cash and cash equivalents at the beginning of the year ..........................     4,199      1,836
                                                                                    -------    -------
Cash and cash equivalents at the end of the period ..............................   $ 1,103    $ 1,738
                                                                                    =======    =======

Supplemental disclosure of cash flow information:
      Cash paid for interest during the period ..................................   $   613    $   706
                                                                                    =======    =======
Supplemental schedule of non-cash investing and financing activities:
      Conversion of related party debt to common stock ..........................   $ 3,000    $ 5,000
                                                                                    =======    =======


                             See Notes to Consolidated Financial Statements

                                                   3

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JUNE 30, 2001 (unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission (SEC). Financial information as of September 30, 2000 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The accompanying unaudited consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 2000 included in Form 10-KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. Operating results for the three and nine month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

(3) Changes in Borrowings and Shareholder's Equity

An additional $1.8 million was borrowed from the related party for the nine months ended June 30, 2001. $3.0 million of the debt to the related party was converted to 15,789,474 shares of common stock during the nine months ended June 30, 2001. At the conversion dates, the per share conversion prices were greater than or equal to the quoted market prices of the Company's stock. During the nine months ended June 30, 2001, the Company also issued 8,064,516.13 shares of common stock due under a stock subscription agreement entered into on September 27, 2000.

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

Results of Operations

Overview
Net loss for the third quarter ended June 30, 2001 continued but decreased $466,000 as compared to the third quarter ended June 30, 2000. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended June 30, 2001 compared to three months ended June 30,
2000

Revenues - For the quarter ended June 30, 2001, total sales and service revenue decreased $525,000 or 20.0%, from the quarter ended June 30, 2000.



                                In Thousands               Increase/
                             Three Months Ended            Decrease       %
                      June 30, 2001     June 30, 2000
                      -------------     -------------      --------    --------

Sales Revenue:           $ 1,019           $ 1,140          $  (121)     (10.6%)

Service Revenue:           1,084             1,488             (404)     (27.2%)
                      -------------     -------------      --------    --------

                         $ 2,103           $ 2,628          $  (525)     (20.0%)


Gross Profit Sales and Service - For the third quarter ended June 30, 2001, gross profit margins on total revenue increased to 74.8% from 64.7% for the third quarter ended June, 2000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


                                 In Thousands              Increase/
                             Three Months Ended           (Decrease)     %
                      June 30, 2001     June 30, 2000
                      -------------     -------------      --------    --------
          Sales
      Gross Profit       $   723           $   975         $  (252)     (25.8%)

         Service
      Gross Profit           849               725             124       17.1%
                      -------------     -------------      --------    --------

                         $ 1,572           $ 1,700         $  (128)      (7.5%)

Research and Product Development - Research and development expenses were approximately 72.9% of revenue for the quarter ended June 30, 2001 and 31.7% of revenue for the quarter ended June 30, 2000. Total research and development expense increased by 84.4% or $702,000 in the third quarter ended June 30, 2001 compared to the previous year's third quarter.

Marketing, General, and Administrative - In the third quarter ended June 30, 2001, marketing, general and administrative expenses decreased $524,000, or 25.5%, from the third quarter ended June 30, 2000.

Interest - In the third quarter ended June 30, 2001, interest expense decreased $48,000 from the quarter ended June 30, 2000 as a result of debt conversion. Interest income did not change as compared to the third quarter of fiscal 2000.

The nine months ended June 30, 2001 compared to nine months ended June 30, 2000

Revenues - For the nine months ended June 30, 2001, total sales and service revenue decreased $420,000 or 6.3%, from the nine months ended June 30, 2000.

                                In Thousands               Increase/
                             Nine Months Ended             Decrease       %
                      June 30, 2001     June 30, 2000
                      -------------     -------------      --------    --------

Sales Revenue:           $ 2,977           $ 2,820         $   157      (5.6%)

Service Revenue:           3,221             3,798            (577)    (15.2%)
                      -------------     -------------      --------    --------

                         $ 6,198           $ 6,618         $  (420)     (6.3%)


Cost of Sales and Service - For the nine months ended June 30, 2001, gross profit margins on total revenue decreased to 74.9% from 75.8% for the nine months ended June 30, 2000. Gross profit margins on sales revenue for the nine months ending June 30, 2001, decreased to 73.7% from 81.3% for the nine months ended June 30, 2000. Gross profit margins for total service revenue in the nine months of fiscal 2001 increased to 76.1% from 71.6% in the nine months of fiscal 2000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)



                                 In Thousands              Increase/
                              Nine Months Ended           (Decrease)      %
                      June 30, 2001     June 30, 2000
                      -------------     -------------      --------    --------
          Sales
      Gross Profit       $ 2,194           $ 2,293         $    (99)     (4.3%)

         Service
      Gross Profit         2,450             2,721             (271)    (10.0%)
                      -------------     -------------      --------    --------

                         $ 4,644           $ 5,014         $   (370)     (7.4%)


Research and Product Development - Research and development expenses were approximately 70.3% of revenue for the nine months ended June 30, 2001 and 55.8% of revenue for the nine months ended June 30, 2000. Total research and development expense increased by 17.9% or $662,000 in the first nine months ended June 30, 2001 compared to the previous year's nine months.

Marketing, General, and Administrative - In the nine months ended June 30, 2001, marketing, general and administrative expenses decreased $1,428,000, or 22.2%, from the nine months ended June 30, 2000.

Interest - In the nine months ended June 30, 2001, interest expense decreased $15,000 from the nine months ended June 30, 2000 as a result of debt to equity conversion. Interest income increased $55,000 as compared to the nine months of fiscal 2000, due to increased investments.

Liquidity and Capital Resources

Financial Condition - At June 30, 2001, the Company had approximately $1,103,000 in cash and cash equivalents, which was 73.7% lower than cash balances of $4,199,000 at September 30, 2000. The Company's net working capital was $109,000 at June 30, 2001, as compared to a working capital of $2,683,000 at September 30, 2000. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At June 30, 2001, the Company had outstanding related party debt of $4,950,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2002. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2002.

Currency Fluctuations

The Company has three wholly-owned International subsidiaries and one branch operation. The three subsidiaries are located in Germany, Canada and the United Kingdom; the branch is located in Australia. The Company does business in the local currencies of these countries, in addition to other countries where the subsidiaries may have customers, such as Norway, Switzerland, Japan and Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting and consolidation purposes.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)



its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the three months ended June 30, 2001, the Company had realized a loss of approximately $5,000 through payments it had received from its subsidiaries as compared to a $35,500 loss for the same period in 2000.



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


                                            AUTO-TROL TECHNOLOGY CORPORATION
                                                      (Registrant)


Date: August 9, 2001                        /s/  HOWARD B. HILLMAN
                                            ---------------------------------
                                                 Howard B. Hillman,
                                                 Chairman of the Board,
                                                 President (Principal Executive
                                                 and Financial Officer and
                                                 Principal Accounting Officer)