Form 10KSB
period 2001-09-30
AUTO TROL TECHNOLOGY CORP
filed 2001-12-28
CIK 278048

================================================================================

                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

          (Mark One)
          [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                 to
                                       ---------------    ---------------

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


                            Area code (303) 452-4919
                -------------------------------------------------
               (Registrant's Telephone Number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.02 Par Value
                                 --------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes  X  No
                                       -----  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 5, 2001, was based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on December 5, 2001 was 59,366,603.


================================================================================

                        AUTO-TROL TECHNOLOGY CORPORATION

                              REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----
Item  1.           Description of Business............................        1
Item  2.           Description of Property............................        4
Item  3.           Legal Proceedings..................................        4
Item  4.           Submission of Matters to a Vote of Security
                     Holders..........................................        4

PART II
Item  5.           Market for Common Equity and Related Stockholder
                     Matters..........................................        5
Item  6.           Management's Discussion and Analysis or Plan of
                     Operation........................................        5
Item  7.           Financial Statements...............................        9
Item  8.           Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure...........       22

PART III

Item  9.           Directors, Executive Officers, Promoters and
                     Control Persons, Compliance with Section 16(a)
                     of the Exchange Act..............................       23
Item  10.          Executive Compensation.............................       24
Item  11.          Security Ownership of Certain Beneficial Owners
                     and Management...................................       26
Item  12.          Certain Relationships and Related Transactions.....       28
Item  13.          Exhibits and Reports on Form 8-K...................       30

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

Products

CENTRA 2000(R)
CENTRA 2000, is a CMII(R) certified product data and electronic document management system with optional workflow systems specifically designed to solve the complex problems facing engineering, manufacturing, technical publishing, petrochemical and other operations. The product is intended for scaleable implementation from the work group to the entire enterprise. In addition to traditional Electronic Document Management (EDM)/Product Data Management (PDM) functions, CENTRA 2000 manages pure data environments, audio/video, and large document assemblies. The product is designed to fit a customer's environment with a general focus on automating configuration management and project management, as well as processes integrated with a customer's hardware and business systems, rules and procedures. The core CENTRA 2000 technology was used to develop the NASA Electronic Library System, which serves as a solution for configuration management of technical documentation and programming source code. CENTRA 2000 technology was also used to map and track the parts list for the space station.

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

Software

Approximately 23% and 25% of total revenue was comprised of software sales for the years ended September 30, 2001 and 2000, respectively.


Customer Support

Consulting Services
Auto-trol offers consulting services that include software needs assessments, system configuration, implementation of its products, and third party product integration with Auto-trol's products. Additionally, Auto-trol may develop custom software or modify its existing software products to solve specific customer needs. These services are sold in conjunction with product sales and are billed at standard rates. Approximately 17% and 13% of total revenue was comprised of consulting service revenue for the years ended September 30, 2001 and 2000, respectively.

Educational Services
Auto-trol provides comprehensive product training programs for all of the Company's applications, as well as training in Java programming, and Linux and Unix(Graphic Omitted) operating systems. Approximately 3% of total revenue was comprised of educational service revenue during each of the years ended September 30, 2001 and 2000, respectively.

National Customer Support
Auto-trol believes that the quality of customer support is an important factor in helping the customer to attain and maintain productivity levels and its related return on investment in Auto-trol products. Post-sale customer support services are provided on a time and materials basis or under warranties and service contracts. Approximately 10% of Auto-trol's employees are engaged in post-sales support functions. A technical staff offers software support services for most problems. Approximately 55% and 57% of total revenue was comprised of customer support revenue for the years ended September 30, 2001 and 2000, respectively.

Research and Product Development
Approximately 55% of Auto-trol's employees are engaged in research and product development activities. The Company has made and will continue to make significant investments in product development and enhancement due to rapidly changing technology, competitive pressures, and customer demands. Research and product development expenditures as a percentage of the Company's revenues for 2001 and 2000 were as follows:

                                                        Year Ended September 30,
                                                        ------------------------
                                                           2001          2000
                                                           ----          ----
                                                             (in thousands)
 Total research and product development expense.....     $ 5,788        $5,564
 Percent of total revenues..........................          73%           64%

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

The following table presents the Company's revenue comprised of foreign sales for 2001 and 2000. For additional financial information about foreign or domestic operations and export sales, see Note 8 of "Notes to the Consolidated Financial Statements", on page 21 .
                                                       Year Ended September 30,
                                                       ------------------------
                                                          2001          2000
                                                          ----          ----
                                                            (in thousands)
 Foreign total revenues...........................       $3,109        $3,375
 Percent of total revenues........................           39%           39%

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

The Company's backlog at the end of a quarter only represents a portion of future sales and should not be used solely to predict future results. Orders in backlog may be canceled but are subject to a cancellation fee. The Company's recorded backlog was approximately $339,000 as of September 30, 2001, compared to $675,000 as of September 30, 2000.

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

Customers
Auto-trol is well represented in the international manufacturing, petrochemical, aerospace, and communications industries. Major installations at governmental facilities in Australia, Turkey, Canada, and the United States complement Auto-trol's presence in the commercial sector. Approximately 10% of Auto-trol's customers are ranked in the "2001 Fortune Global 500." Auto-trol does not have any customers that contributed greater than 10% or more of the Company's revenue for the year ended September 30, 2001. The Company does not feel that there were any major Year 2000 deficiencies related to Auto-trol's products sold to its customers that caused any business lapse.

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

Employees
The Company has no collective bargaining agreements and there have been no work stoppages due to labor difficulties. The Company believes that relations with its employees are good. As of September 30, 2001, Auto-trol had 184 employees, which includes 101 in research and development, 19 in customer support, 30 in administrative support, 31 in sales and support, and 3 in marketing.


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

The Company also leases approximately 17,000 square feet of office space throughout the United States, approximately 30,000 square feet in Canada, approximately 1,600 square feet in Australia, and approximately 11,000 square feet in Europe. The Company subleases approximately 23,500 square feet of its Canadian office space on leases which expire through 2005.

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

The case was argued before the U.S. Court of Appeals November 7, 2001. The Court's opinion is expected within 6 months. The Company believes that there is little likelihood of success of the appeal. The Company has appointed Davis Graham and Stubbs LLP to represent it in this matter.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

Prior to October 20, 1997, the Company's common stock was traded on the Nasdaq National Market System under the symbol ATTC. On October 20, 1997, OTC delisted the Company's common stock from the National Market System. The common stock is now trading on the OTC Bulletin Board ("OTCBB") under the symbol ATRC. The following table sets forth the range of high and low bid prices in the OTCBB through September 30, 2001 for the common stock for the fiscal quarters indicated, as reported by OTC. These quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not represent actual transaction.

                                              FISCAL                 FISCAL
                                               2001                   2000
     ---------------------------------------------------------------------------
                                        High          Low       High         Low
                                        ----          ---       ----         ---

       First Quarter................  $ .28125        .25      $1.375       .375
       Second Quarter................   .4375         .14       2.00        .75
       Third Quarter.................   .14           .06       1.01        .25
       Fourth Quarter................   .09           .08        .34375     .26

As of December 5, 2001, there were 405 holders of record of the Company's common stock according to the Company's transfer agent. This figure excludes an indeterminable number of shareholders whose shares are held in "street" or "nominee" name. The Company has never paid or declared any dividends on its common stock. The indenture to the Industrial Development Revenue Bonds restricts the payment of dividends to the amount of $2,000,000 minus 100% of the accumulated deficit subsequent to December 31, 1978.


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

Results of Operations

Overview

During fiscal 2001, the Company focused its sales efforts primarily on internally developed software and system integration services along with the development of alternative distribution channels. Operating losses continued for the year, due primarily to the lack of revenue growth from products under development internally. The PDM and network configuration revenues were also affected in part by the delay of customer implementations and product development delays as well as an increased complexity of the sales cycle in these markets. The Company continues to believe that its PDM, EPS and network configuration products in these market areas present a unique complementary combination that differentiates the Company from its competitors.

Due to the nature of the software industry, the future operating results of the Company depend largely on its ability to rapidly and continuously develop and deliver new software products that are competitively priced and offer enhanced performance. During fiscal 2001, the Company had new software product releases for its EDM/PDM, network configuration technical illustration product lines. The Company believes that these products are competitive both functionally and from

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)


a pricing perspective. However, the Company is unable to predict the impact of new products or the effect that industry economic conditions will have on future results of operations.

Revenues - For the year ended September 30, 2001, total sales and service revenue decreased $797,000, or 9.1%, from the year ended September 30, 2000. The Company had a decrease in revenues from its own proprietary software amounting to $246,000, or 11.9% as compared to fiscal 2000. European sales revenue increased $14,000, or .7% from fiscal 2000.

                                                                        %
                             In Thousands              Increase      Increase
                          For the Year Ended          (Decrease)    (Decrease)
                    September 30,    September 30,
                        2001             2000
                    -------------    -------------     ---------     ---------
Sales Revenue          $3,555           $3,715          $(160)        (4.3%)
Service Revenue         4,378            5,015           (637)       (12.7%)
                    -------------    -------------     ---------     ---------
                       $7,933           $8,730          $(797)        (9.1%)
                    =============    =============     =========     =========


Gross Profit - For the year ended September 30, 2001, gross profit on total revenue decreased 11.2% from the year ended September 30, 2000.

                                                                          %
                                In Thousands              Increase     Increase
                             For the Year Ended          (Decrease)   (Decrease)
                        September 30,   September 30,
                            2001            2000
                        -------------   -------------    ----------   ----------
Gross Profit Sales         $2,500          $2,696          $(196)       (7.3%)
Gross Profit Services       3,403           3,951           (548)       (13.9%)
                        -------------   -------------    ----------   ----------
Total                      $5,903          $6,647          $(744)       (11.2%)
                        =============   =============    ==========   ==========

This decrease in gross profit was due to the decrease in sales and service revenue. Gross profit margin for the year ended September 30, 2001 was 74.4%, as compared to 76.1% for the year ended September 30, 2000.

Research and Product Development - Research and development expenses were approximately 72.9% of total revenues for the year ended September 30, 2001, compared to 64% of total revenues for the year ended September 30, 2000. The change in research and development spending as a percentage of revenue in fiscal 2001 is due in part to an increase of approximately $224,000, or 4.0%, in spending along with a 9.1% decrease in total revenues as compared to fiscal 2000.

Marketing, General and Administrative - For the year ended September 30, 2001, marketing, general and administrative expenses decreased approximately $829,000, or 11.1%, from the year ended September 30, 2000.

Interest - In the year ended September 30, 2001, interest expense decreased approximately $21,000 or 3.2% from the year ended September 30, 2000, as a result of less debt. Interest income increased approximately $42,000, or 57.5% from fiscal 2000, due to an increase in investing activities and higher interest rates.

Inflation - The Company is affected by inflation principally through increases in salaries and wages and by increases in prices of services, at rates comparable to those experienced by other businesses. Historically, the impact of inflation has been partially mitigated by general price declines in electronic components resulting from improved technology.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, was effective for fiscal years beginning after June 15, 2000. During the year ended September 30, 2001, the Company did not have any derivative financial instruments and did not participate in hedging activities; therefore, the adoption of SFAS No. 133 did not impact the Company's financial statements.

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)



In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, the adoption of SAB No. 101 did not impact the Company's financial statements.

In July 2001, The FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangibles assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 141 and SFAS No. 142 may have on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact the SFAS No. 144 will have on its financial condition and results of operations.


Liquidity and Capital Resources

Financial Condition - At September 30, 2001, the Company had approximately $1.0 million in cash and cash equivalents, which was 74.9% less than cash balances at September 30, 2000. Cash used in operations during the year ended September 30, 2001 was $6.0 million compared to $6.3 million for the year ended September 30, 2000. The Company's net working capital deficit was approximately $309,000 at September 30, 2001, as compared to net working capital of $2.7 million at September 30, 2000. Cash used in investing activities was $156,000 for the year ended September 30, 2001 compared to $575,000 for the year ended September 30, 2000. Capital expenditures were made primarily for computer equipment and software, and were $189,000 for the year ended September 30, 2001 compared to $575,000 for the year ended September 30, 2000. Cash generated from financing activities was $3.2 million for the year ended September 30, 2001 compared to $9.3 million for the year ended September 30, 2000. Cash generated from financing activities resulted from the issuance of related party notes payable as well as the issuance of common stock to the Company's majority shareholder.

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

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION-(continued)


Italy. These local currency revenues and expenses are translated into dollars for U.S. reporting purposes. A stronger U.S. dollar will decrease the level of reported U.S. dollar revenues and expenses.

Approximately $199,000 of an unfavorable exchange rate variance and a $266,000 decrease in revenue volume resulted in a $465,000 decrease in non-U.S. revenue between 2001 and 2000. These effects on the Company's results of operations could become significant if the percentage of revenues and expenses attributed to international operations increases and/or if the dollar fluctuates significantly against international currencies. The Company's international operations are also subject to certain risks inherent in doing business abroad and may be adversely affected by government policies, restrictions, or other factors.

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by its subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the years then ended September 30, 2001, and 2000, foreign currency transaction losses were approximately $6,500 and $43,000 respectively.

The German subsidiary has begun using the EURO as its base currency. Due to the immateriality of the German operations to the consolidated Company, this has not had a material effect on the Company.

                          ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Auto-trol Technology Corporation

We have audited the accompanying consolidated balance sheets of Auto-trol Technology Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, affiliates of the Company's President, Chairman of the Board, and majority shareholder have provided significant financial support to the Company during 2001 and in prior years. The Company will continue to be economically dependent upon this financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing such financial support at least through December 31, 2002.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-trol Technology Corporation and subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/  GELFOND HOCHSTADT PANGBURN,  P.C.
--------------------------------------
     GELFOND HOCHSTADT PANGBURN,  P.C.


Denver, Colorado
November 16, 2001



                            AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,
                                                                                ----------------------
ASSETS                                                                            2001          2000
                                                                                ----------------------
                                                                                (in thousands, except
                                                                                    share amounts)
Current assets:
      Cash and cash equivalents .............................................   $   1,054    $   4,199
      Receivables, net of allowance of $75 and $66 ..........................       1,041        1,007
      Service parts and prepaid expenses ....................................         392          308
                                                                                ---------    ---------
           Total current assets .............................................       2,487        5,514
                                                                                ---------    ---------
Property, facilities and equipment:
      Land ..................................................................         356          356
      Building and improvements .............................................       8,325        8,410
      Machinery and equipment ...............................................       5,501        5,526
      Furniture, fixtures and leasehold improvements ........................         857          827
                                                                                ---------    ---------
                                                                                   15,039       15,119
      Less accumulated depreciation and amortization ........................     (10,393)      (9,962)
                                                                                ---------    ---------
                                                                                    4,646        5,157
                                                                                ---------    ---------
Purchased software, net of accumulated amortization of $1,265 and $1,119 ....         181          317
Other  assets ...............................................................          64           38
                                                                                ---------    ---------
           Total assets .....................................................   $   7,378    $  11,026
                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable ......................................................   $     211    $     234
      Current portion of long-term debt (Note 3) ............................         240          240
      Current portion of capital lease obligations (Note 4) .................           8           30
      Accrued interest payable, related party portion $386 and $415 .........         400          428
      Unearned service revenue ..............................................       1,293        1,040
      Accrued compensation and related taxes ................................         231          136
      Accrued expenses and other liabilities ................................         413          723
                                                                                ---------    ---------
           Total current liabilities ........................................       2,796        2,831
Long-term debt, related party portion $6,600 and $6,150 (Notes 2 and 3) .....       7,080        6,870
Capital lease obligations (Note 4) ..........................................          16           24
                                                                                ---------    ---------
           Total liabilities ................................................       9,892        9,725
                                                                                ---------    ---------

Commitments and contingencies (Notes 2, 3, 4, 6, 7 and 11 )

Shareholders' equity (deficit) (Notes 2 and 6):
      Common stock, $ .02 par value; authorized 60,000,000 shares; issued and
            outstanding 59,357,164 and 35,500,994 shares ....................       1,188          710
      Common stock to be issued, 8,064,516.13 shares ........................        --          2,500
      Additional paid-in capital ............................................     112,803      107,780
      Accumulated other comprehensive loss ..................................        (821)      (1,031)
      Accumulated deficit ...................................................    (115,684)    (108,658)
                                                                                ---------    ---------
           Total shareholders' equity (deficit) .............................      (2,514)       1,301
                                                                                ---------    ---------
                                                                                $   7,378    $  11,026
                                                                                =========    =========


                             See Notes to Consolidated Financial Statements.

                                                   10

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Year Ended
                                                               September 30,
                                                           --------------------
                                                             2001        2000
                                                           --------------------
                                                           (in thousands, except
                                                             per share amounts)
Revenues:
      Sales ............................................   $  3,555    $  3,715
      Service ..........................................      4,378       5,015
                                                           --------    --------
                                                              7,933       8,730
                                                           --------    --------
Costs and expenses:
      Cost of sales ....................................      1,055       1,019
      Cost of service ..................................        975       1,064
      Research and product development .................      5,788       5,564
      Marketing, general, and administrative ...........      6,602       7,431
                                                           --------    --------
                                                             14,420      15,078
                                                           --------    --------
Loss from operations ...................................     (6,487)     (6,348)

Interest  income .......................................        115          73
Interest expense, related party portion $541 and $523 ..       (626)       (647)
                                                           --------    --------

Loss before income taxes ...............................     (6,998)     (6,922)
                                                           --------    --------

Income tax expense .....................................         28          11
                                                           --------    --------
Net loss ...............................................   $ (7,026)   $ (6,933)
                                                           ========    ========

Loss per share - basic and diluted .....................   $   (.14)   $   (.22)
                                                           ========    ========

Weighted average number of common shares outstanding -
   basic and diluted ...................................     52,049      32,179
                                                           ========    ========




                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                                Year Ended
                                                               September 30,
                                                           --------------------
                                                             2001         2000
                                                           --------------------
                                                              (in thousands)
Net loss .............................................     $(7,026)     $(6,933)
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments ..........         210         (716)
                                                           -------      -------

Comprehensive loss ...................................     $(6,816)     $(7,649)
                                                           =======      =======


                 See Notes to Consolidated Financial Statements.



                                          AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                 Common                   Accumulated
                                      Common Stock               Stock     Additional        Other
                                      ------------               to be       Paid-In     Comprehensive   Accumulated
                                  Shares         Amount          Issued      Capital          Loss         Deficit         Total
                                -----------   -----------        ------    -----------    -----------    -----------    -----------
                                                                 (in thousands, except share amounts)
Balances, October 1, 1999 ...    29,273,172   $       585          --     $   102,905    $      (315)   $  (101,725)   $     1,450
   Issuances  under  employee
      stock purchase plan ...         1,981          --            --             --             --             --             --
   Common stock issued
      through  conversion  of
      related party debt ....     6,225,641           125          --            4,875           --             --            5,000
   Common stock issued upon
      exercise of  stock
      options ...............           200          --            --             --             --             --             --
   Common stock to be
      issued, 8,064,516.13
      shares ................          --            --     $     2,500           --             --             --            2,500
   Change in cumulative
      currency translation
      adjustments ...........          --            --            --             --             (716)          --             (716)
   Net loss .................          --            --            --             --             --           (6,933)        (6,933)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, September 30, 2000     35,500,994           710         2,500        107,780         (1,031)      (108,658)         1,301

   Issuances  under  employee
      stock purchase plan ...         2,179          --            --                1           --             --                1
   Common stock issued
      through  conversion  of
      related party debt ....    15,789,474           316          --            2,684           --             --            3,000
   Common stock issued,
      stock subscription ....     8,064,517           162        (2,500)         2,338           --             --             --
   Change in cumulative
      currency translation
      adjustments ...........          --            --            --             --              210           --              210
   Net loss .................          --            --            --             --             --           (7,026)        (7,026)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, September 30, 2001     59,357,164   $     1,188          --      $   112,803    $      (821)   $  (115,684)   $    (2,514)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========


                                           See Notes to Consolidated Financial Statements.

                                                                 12



                          AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Year Ended
                                                                                   September 30,
                                                                                ------------------
                                                                                  2001       2000
                                                                                ------------------
                                                                                  (in thousands)
Cash flows from operating activities:
      Net loss ..............................................................   $(7,026)   $(6,933)
      Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities:
           Depreciation and amortization ....................................       796        899
           Loss on disposal of property, facilities, and equipment ..........         9       --
           Provision for bad debt ...........................................        10       --
             Changes in operating assets and liabilities:
                Receivables .................................................        78        437
                Service parts and prepaids ..................................       (90)       (69)
                   Other assets .............................................        24         14
                Accounts payable ............................................       (23)      (375)
                Accrued interest payable ....................................       (28)      (120)
                Unearned service revenue ....................................       254        (27)
                Other accrued liabilities ...................................        25       (100)
                                                                                -------    -------
Net cash used in operating activities .......................................    (5,971)    (6,274)
                                                                                -------    -------
Cash flows from investing activities:
      Capital expenditures ..................................................      (189)      (575)
      Proceeds from sale of property, facilities and equipment ..............        33       --
                                                                                -------    -------
Net cash  used in investing activities ......................................      (156)      (575)
                                                                                -------    -------
Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party ................     3,450      7,100
      Payments on capital leases and long-term debt .........................      (270)      (280)
      Proceeds from issuance of common stock ................................         1      2,500
                                                                                -------    -------
Net cash  provided by financing activities ..................................     3,181      9,320
                                                                                -------    -------
Effect of exchange rate changes on cash .....................................      (199)      (108)
                                                                                -------    -------
Net (decrease) increase in cash and cash equivalents ........................    (3,145)     2,363
Cash and cash equivalents at the beginning of the year ......................     4,199      1,836
                                                                                -------    -------
Cash and cash equivalents at the end of the year ............................   $ 1,054    $ 4,199
                                                                                =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, related party portion of $569 and
         $640 ...............................................................   $   649    $   767
Supplemental schedule of non-cash investing and financing activities:
Conversion of related party debt to common stock ............................   $ 3,000    $ 5,000


                           See Notes to Consolidated Financial Statements.

                                                 13

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended September 30, 2001 and 2000


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

Use of Estimates
----------------
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include currency on hand, demand deposits with banks or other financial institutions, and other highly liquid securities purchased with an original maturity of three months or less.

Property, Facilities, and Equipment
-----------------------------------
Property, facilities, and equipment, including leasehold improvements, are recorded at cost and depreciated or amortized on the straight-line method over the estimated useful lives of the respective assets or the lease period, whichever is shorter. Gains and losses from retirement or replacement of property, facilities, and equipment are included in operations. Betterments and renewals are capitalized. Maintenance and repairs are charged to operations.

The estimated useful lives of facilities and equipment used in determining depreciation and amortization are as follows:

                   Building and improvements          10-35 years
                   Machinery and equipment            3-7 years
                   Furniture, fixtures, and
                      leasehold improvements          3-7 years

During the year ended September 30, 1999, the Company decided to sell the building in which its U.S. corporate headquarters is located and to relocate its corporate offices. The Company decided to sell the building as it has excess capacity. The transaction is expected to generate positive cash flows, after repayment of $720,000 of debt collateralized by the building. The remaining net proceeds will be used for general corporate purposes. The transaction, which the Company anticipates will occur in the fiscal year ending September 30, 2002, is not expected to result in a loss. At September 30, 2001, the net carrying amount of the building is approximately $3,889,000.

The Company assesses the carrying value of its long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. Based on its review, management does not believe any impairment has occurred as of September 30, 2001.

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

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000

1. Summary of Significant Accounting Policies (continued):

Translation gains and losses are not included in operations but are accumulated in a separate component of shareholders' equity. Foreign currency transaction losses were approximately $6,500 for the year ended September 30, 2001, as compared to approximately $43,000 for the year ended September 30, 2000, and have been included in the results of operations.

Revenue Recognition
-------------------
Revenue is comprised of software sales, software license fees, related customer support contracts, and other support services. Revenues from the sale of software and software licenses are generally recorded at the time of delivery to the customer. Revenues are deferred if significant future obligations are to be fulfilled or if collection is not probable. Post-sales customer support revenues are recognized ratably over the contract period. Included in post-contract support costs are direct costs paid to third-party vendors, which are expensed as incurred. In addition, labor and overhead expenses relating to support personnel are included in cost of service and are expensed when the customer is billed. The Company provides a warranty for its products, generally for thirty days from the date of installation. Service contract revenues are recognized as the services are performed.

Significant Customers
---------------------
No customers accounted for more than 10% of total revenues in the fiscal year ended September 30, 2001. The Company had two significant customers each comprising approximately 14% of the Company's total revenues in the fiscal year ended September 30, 2000.

Research and Product Development
--------------------------------
The Company charges research and product development costs to operations as incurred.

Amortization of Software
------------------------
Purchased software acquired for use in the business includes the cost of software acquired through acquisitions and from third-party vendors. Amortization of these costs is included in research and product development or marketing, general and administrative expenses depending on the application of the software. Such costs are amortized using the straight-line method over the estimated useful lives ranging from three to five years. Software amortization expense was approximately $146,000 and $138,000 for the years ended September 30, 2001 and 2000, respectively.

Software Royalties
------------------
The Company pays royalties for software licensed from third-party vendors for sublicense to the Company's customers. Total royalty expense incurred for third-party software was approximately $56,000 and $95,000 for the years ended September 30, 2001 and 2000, respectively. These costs are included in cost of sales.

Basic and Diluted Loss Per Share
--------------------------------
The Company determines basic loss per share in accordance with SFAS No. 128, Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Stock options are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. During the year ended September 30, 2000, the weighted average number of shares includes the effect of 8,064,516.13 shares of common stock to be issued (Note 6).

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

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000


1. Summary of Significant Accounting Policies (continued):

Comprehensive Income
--------------------
SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes items not included in the statement of operations, including unrealized gains and losses on certain investments in debt and equity transactions and foreign currency translation adjustments, among others. During the years ended September 30, 2001 and 2000, the only components of comprehensive income were foreign currency translation adjustments.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, was effective for fiscal years beginning after June 15, 2000. During the year ended September 30, 2001, the Company did not have any derivative financial instruments and did not participate in hedging activities; therefore, the adoption of SFAS No. 133 did not impact the Company's financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, the adoption of SAB No. 101 did not impact the Company's financial statements.

In July 2001, The FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortize over their useful lives. Thus, amortization of goodwill and intangibles assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 141 and No. 142 may have on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact the SFAS No. 144 will have on its financial condition and results of operations.

Reclassifications
-----------------
Certain amounts reported in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


2. Economic Dependency on Majority Shareholder:

 During fiscal years 2001 and 2000, affiliates of the Company's President, Chairman of the Board, and majority shareholder loaned the Company $3,450,000 and $7,100,000, respectively. The Company and the affiliate agreed to convert $3,000,000 and $5,000,000 of the loans to equity in 2001 and 2000, respectively. The share prices of the Company's stock was either the quoted market value of the stock or an amount in excess of the stock's quoted market value at the conversion dates. No amounts were repaid in 2001 or 2000. The loan balance at September 30, 2001 and 2000 was $6,600,000 and $6,150,000,
 respectively. The notes are unsecured and bear interest at 10% per annum. Notes totaling $3,150,000 are due on October 1, 2002 while notes totaling $3,450,000 are due on October 1, 2003. The Company will continue to be economically dependent upon such financial support until it achieves profitable operations. The shareholder has committed, in writing, to continue providing the Company such financial support through affiliates controlled by the shareholder at least through December 31, 2002.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000



3.       Debt:

Long-term debt consists of the following as of September 30:
                                                           2001           2000
                                                           ----           ----
                                                             (in thousands)
Related party debt ...............................       $ 6,600        $ 6,150
Industrial Development Revenue Bonds .............           720            960
                                                         -------        -------
                                                           7,320          7,110
Less current portion of long-term debt ...........          (240)          (240)
                                                         -------        -------
                                                         $ 7,080        $ 6,870
                                                         =======        =======

Maturities of long-term debt are as follows:

                              Year Ending September 30,
                  ----------------------------------------- --------------
                                                            (in thousands)
                  2002    ................................     $   240
                  2003    ................................       3,390
                  2004    ................................       3,690
                                                            --------------
                                                                $7,320
                                                            ==============

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

4. Leases:

Operating Leases
----------------
The Company leases certain office facilities and equipment under non-cancelable operating leases expiring at various dates through fiscal 2005. The future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) are as follows:

                            Year Ending September 30,
                 ------------------------------------------- --------------
                                                             (in thousands)
                 2002    ...................................    $  599
                 2003    ...................................       370
                 2004    ...................................       293
                 2005    ...................................       228
                                                             --------------
                 Total minimum lease payments...............    $1,490
                                                             ==============


Aggregate rental expense under operating leases was approximately $602,000 and $679,000, for the years ended September 30, 2001 and 2000, respectively.

The Company has entered into lease agreements to sublet certain office facilities which expire at various dates through 2005. The aggregate rental income for the years ended September 30, 2001 and 2000 was approximately $442,000 and $423,300 respectively. Total future minimum rentals to be received under non-cancelable subleases as of September 30, 2001 was approximately $421,000.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000


Capital Leases
--------------
The Company has entered into leases for equipment which have been classified as capital leases. These leases expire in various years through fiscal 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. At September 30, 2001 and 2000, approximately $118,000 of equipment was recorded under capital leases. The leased assets are being amortized over the lower of their related lease terms or their estimated productive lives. Accumulated amortization on assets under capital leases was approximately $43,600 and $27,500 as of September 30, 2001 and 2000, respectively.

Minimum Future Lease Payments
-----------------------------
Minimum future lease payments under capital leases are as follows:

                                Year Ending September 30,
                 ---------------------------------------------------------------
                                                                  (in thousands)

                 2002    .......................................     $  11
                 2003    .......................................        11
                 2004    .......................................         6
                                                                  -------------
                 Total minimum lease payments...................        28
                 Less:  Amount representing interest............        (4)
                                                                  -------------
                 Present value of net minimum lease payment.....        24
                 Current portion................................        (8)
                                                                  -------------
                 Long-term capitalized lease obligations........     $  16
                                                                  =============


Interest rates on capitalized leases are imputed at 10% based on the Company's incremental borrowing rate at the inception of each lease.


5. Income Taxes:

The provision for income taxes for the years ended September 30, 2001 and September 30, 2000 is approximately $28,000 and $11,000, respectively, and relates primarily to state taxes and taxes owed in other tax jurisdictions outside of the United States. The expected tax benefit arising from the net losses, for the years ended September 30, 2001 and 2000, has not been recognized due to uncertainty of the realization of the net operating losses.

The following summarizes the amount of the Company's loss, before income taxes, contributed by domestic and foreign operations:

                                                        Year Ended
                                                       September 30,
                                         --------------------------------------
                                                2001                  2000
                                                ----                  ----
                                                      (in thousands)
                     United States            ($6,902)             ($6,401)

                     Foreign                     (124)                (532)
                                         --------------------------------------
                                              ($7,026)             ($6,933)
                                         ======================================


The Company's most significant temporary difference relates to net operating loss carryforwards. At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $86,023,000 which is available to offset future federal taxable income, if any, through 2021. The valuation allowance for deferred tax assets as of September 30, 2001 and 2000 was approximately $29,248,000 and $26,785,000, respectively. The net change in the valuation allowance for the year ended September 30, 2001, was an increase of $2,463,000 primarily attributable to the net operating loss incurred during the year.



                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000


At September 30, 2001, the Company's $86,023,000 of net operating loss carryforwards will expire as follows:

                          Year Ended
                         September 30,
                            ----------
                            2002         $     --
                            2003           2,863,000
                            2004             675,000
                            2005           4,179,000
                            2006-2021     78,306,000
                                         -----------
                            Total        $86,023,000
                                         ===========


6. Shareholders' Equity:

Stock Options:
--------------
The Company has in effect two stock option plans: an Incentive Stock Option Plan and a Special Purpose Plan, whereby 4,000,000 shares of common stock are authorized for issuance. Under both plans, the exercise price of each option equals the fair market value (the average of the representative highest and lowest prices), of the Company's stock on the date of grant, and an option's maximum term is ten years. Options are granted at the discretion of the
Compensation Committee and vest at the rate of 20% per year through the fifth anniversary of the grant of the stock option.

There were no options granted during the fiscal year ended September 30, 2001.
The fair value of each option granted during the fiscal year ended September 30, 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield;
expected volatility of 245 percent based upon historical volatility; risk-free interest rate of 6.39 percent; and an expected life of five years. The risk-free rates used in the calculation represent the average U.S. Government Security interest rates on the stock option grant date with maturities equal to the expected term of the option. The effect of actual forfeitures is included in the computation of compensation cost for options granted during the year.

A summary of the status of the Company's two fixed stock option plans as of September 30, 2001 and 2000, and changes during the years ended on those dates, is presented below:

                                                                      Year Ended
                                                                     September 30,
                                              -------------------------------------------------------
                                                         2001                         2000
                                                         ----                         ----
                                                              Weighted                       Weighted
                                                              Average                        Average
                                                              Exercise                       Exercise
               Fixed Options                     Shares        Price          Shares          Price
               -------------                     ------        ------         ------          -----
Outstanding at beginning
     of year                                    1,630,114      $0.635            854,668      $1.01
Granted                                                 0                        916,659      $0.48
Exercised                                               0                           (200)     $0.375
Forfeited                                        (301,225)     $0.518           (141,013)     $1.90
                                              -----------                    -----------
Outstanding at end of year                      1,328,889      $0.661          1,630,114      $0.635
                                              ===========                    ===========
Options exercisable at
     year end                                     428,164      $0.944            190,400      $1.36
Weighted-average fair value of options
     options granted during the year                  $.0                          $.121

                                                  19

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000


The following table summarizes information about fixed stock options outstanding at September 30, 2001:

                                  Number         Weighted-Avg.         Number
                                Outstanding        Remaining        Exercisable
          Exercise Price       at 9/30/2001     Contractual Life    at 9/30/2001
          --------------       ------------     ----------------    ------------
               $ .625              35,000          8.7 years            7,000
               $ .47              752,274          8.9 years          150,455
               $ .375             375,185          7.9 years          149,954
               $1.50               65,240          6.3 years           39,144
               $1.56               32,200          5.7 years           25,760
               $3.00               65,694          5.3 years           52,555
               $3.75                2,396          1.9 years            2,396
               $6.56                   50          3.8 years               50
               $6.88                  800          4.4 years              800
              $10.00                   50          3.3 years               50
                             -------------------------------------------------
     $.375 to $10.00            1,328,889          5.2 years          428,164

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options issued to employees. Accordingly, since the Company grants options at market price at the date of grant, no compensation cost has been recognized for its Incentive Stock Option Plan and its Special Purpose Plan. Had compensation expense for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and earnings per share would have been increased to the pro forma amounts indicated below:

                                                   Year ended September 30,
                                         --------------------------------------
                                                   2001                2000
                                                   ----                ----

                                         --------------------------------------
                                        (in thousands, except per share amounts)
Net loss:
        As reported                              $(7,026)            $(6,933)
        Pro forma                                $(7,085)            $(6,989)

Basic and diluted loss per share:
        As reported                              $ (0.14)            $ (0.22)
        Pro forma                                $ (0.14)            $ (0.22)


Employee Stock Purchase Plan - The Company has an Employee Stock Purchase Plan (the Plan), under which 57,010 shares were available for purchase by employees as of September 30, 2001. The Plan allows employees to elect to purchase shares of the Company's stock at either full market price or at a 5% discounted price of the fair market value of the stock at the beginning of the option period or when the option is exercised, whichever is lower. The option period begins on March 1 and ends on October 31 for each calendar year of the Plan. The maximum number of shares that each employee can purchase during the option period is 250 shares. Employees have purchased 22,990 shares of common stock under the Company's Employee Stock Purchase Plan through September 30, 2001. There was no significant compensation expense recognized for stock issued under the Plan for the years ended September 30, 2001 and 2000.

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000


Other:

On September 27, 2000, the Company sold 8,064,516.13 shares of its common stock under a stock subscription agreement to an affiliate of the Company's President, Chairman of the Board, and majority shareholder in exchange for cash of $2,500,000. At the date of the transaction, the Company did not have sufficient unreserved shares of common stock available to issue to the affiliate. The Company presented, at its annual meeting of its shareholders in January 2001, a proposal to increase the number of authorized shares of the Company's common stock from 40,000,000 to 60,000,000. Upon the approval of the increase in the number of authorized shares of the Company's common stock by the stockholders, the Company issued the shares.

7. Employee Retirement Plan:

The Retirement Savings Plan (Plan) is a cash or deferred profit-sharing plan designed to comply with the requirements of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. Substantially, all employees of the Company with six months of service are eligible to participate in the 401(k) Plan. The Plan's funds are invested by a third-party fund manager into various funds as selected by the employee. The funds offered are determined by the 401(k) committee. Plan funds may not be invested in common stock of the Company. Under the Plan, employees may contribute 1% to 20% of their compensation per pay period, to a tax deferral account subject to statutory maximums. The Company will contribute to the account of a participant an amount equal to the employee's contribution up to ten dollars per pay period. The Company recognized expense related to the Plan of approximately $44,000 and $31,000 during the years ended September 30, 2001 and 2000, respectively. The Board of Directors may, at its discretion, terminate the Plan at any time in whole or in part. Upon such termination, the Plan provides for the distribution of the assets of the fund for the benefit of its participants.

8. Foreign and Domestic Operations:

Revenue and identifiable assets as of and for the years ended September 30, 2001 and 2000 by geographic area are presented in the table below. There were no significant amounts of sales or transfers between geographic areas.

                                                        Year Ended
                                                       September 30,
                                                ------------------------
                                                    2001          2000
                                                    ----          ----
                                                      (in thousands)
Revenues:
      United States ..........................  $    4,824    $    5,355
      Europe..................................       1,886         1,872
      Other...................................       1,223         1,503
                                                ----------    ----------
Total Revenues................................  $    7,933    $    8,730
                                                ==========    ==========
Identifiable assets at year end:
      United States...........................  $    6,244    $    9,802
      Europe..................................         171           233
      Other...................................         963           991
                                                ----------    ----------
                                                $    7,378    $   11,026
                                                ==========    ==========

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

                AUTO-TROL TECHNOLOGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                     Years Ended September 30, 2001 and 2000


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

On March 17, 1982, the Company entered into a License/Exchange Agreement ("the Agreement") with James Fox d.b.a. James Fox, Inc. ("Fox"), an independent third party which provided the Company with a license to certain computer programs. Under the terms of the Agreement, the Company was required to pay royalties based on a percentage of revenues from sales and maintenance for the computer programs sold. Subsequent to the execution of the Agreement, the computer programs became obsolete. In February 1999, the Company filed a motion with the Denver District Court to declare the agreement terminated. Upon filing this motion, a counterclaim was initiated against the Company for approximately $2,000,000. The Court has granted the Company's motion for summary judgment and dismissed the counter claim. The Court's decision is under appeal. While it is not possible to predict the outcome of this case, it is the opinion of the Company's management that the appeal is without merit and that it will not have a material adverse effect in the Company's consolidated financial statements.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
                     WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors:

The following table sets forth certain information regarding each director of the Company who will remain in office until the next annual meeting of the shareholders of the Company:

------------------ ---------------------------------------------- -------------------------------------------------
                                                                    Business Experience for the Past Five Years;
                            Position with the Company;                        Year Became Director and
Name; Age                      Principal Occupation                             Other Directorships
================== ============================================== =================================================
Howard B. Hillman  President of the Company, Chief Executive      Director of the Company since 1973.  President
Age 67             Officer and Chairman of the Board of           and Chief Executive Officer of the Company
                   Directors.                                     since 1985.  Private investor, Trustee and
                                                                  beneficiary of certain Hillman Family Trusts.
                                                                  Mr. Hillman is also a Director of Colorado
                                                                  Public Broadcasting System (Channel Six,
                                                                  Denver, Colorado).
------------------ ---------------------------------------------- -------------------------------------------------
Major General      Director of the Company.                       Director of the Company since 1988.  October
William R.                                                        1997 to March 1999, self-employed Consultant.
Usher, USAF                                                       March 1999 to August 2001, Chairman and Chief
(Ret.)                                                            Executive Officer of Core Software Technology.
Age 68                                                            September 1994 through September 1997,
                                                                  Director, Business Development, Lockheed Martin
                                                                  Corporation.
------------------ ---------------------------------------------- -------------------------------------------------
J. Roderick        Director of the Company.                       Director of the Company since 1984.  1997 to
Heller, III                                                       Present, Chairman and Chief Executive Officer
Age 64                                                            of Carnton Capital Associates.  1985 to
                                                                  December 1997, Chairman and Chief Executive
                                                                  Officer of NHP Incorporated.  Director, City
                                                                  First Bank, N.A.
------------------ ---------------------------------------------- -------------------------------------------------


Officers:

Set forth below is a description of the present executive officers and officers of the Company except for Mr. Hillman, President, Chief Executive Officer and
Chairman of the Board, who is described above. All officers of the Company hold office until their successors are appointed by the Board of Directors. There are no arrangements or understandings between any of the officers listed below, or any other persons, pursuant to which any of the officers have been selected as such.

Allyson S. Kissell - Secretary

Ms. Kissell, age 53, joined the Company in 1984, and has various managerial responsibilities, including management of the Legal Department. Ms. Kissell was appointed Assistant Secretary in 1987, and was appointed Secretary of the Company effective September 16, 1992.

Lisa A. Jayne - Assistant Secretary

Ms. Jayne, age 33, joined the Company in 1990, and has held various positions with the Human Resource Department during her employment with the Company. In
July, 1995 Ms. Jayne was promoted to Human Resource Manager, and was appointed
Assistant Secretary of the Company effective April 14, 1999.

                                       23



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE ACT-(continued)


Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent
(10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent (10%) shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company, the Company believes that all filings applicable to its executive officers, directors and ten percent (10%) beneficial owners complied with applicable Commission regulations during the last fiscal year.



                         ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the salary, bonus and other compensation earned during the last three fiscal years by Howard B. Hillman, the Company's Chief Executive Officer. No stock appreciation rights were granted to the named executive officer for the years indicated.


                           SUMMARY COMPENSATION TABLE

                                                                                 ----------------------------------
                                                                                      Long Term Compensation
                             --------------------------------------------------- ----------------------- ----------
                                               Annual Compensation                      Awards          Payouts
                             --------------------------------------------------- ----------------------- ----------
---------------------------- ------------ -------------- --------- ------------- ----------- ----------- ----------
                                                                       All       Restricted
                                                                      Other      Stock       Options     LTIP
    Name and Principal       Fiscal Year     Salary       Bonus       Annual     Award(s)     Granted     Payouts
         Position                              ($)        ($)(1)   Compensation     ($)       (shares)      ($)
                                                                       ($)
============================ ============ ============== ========= ============= =========== =========== ==========
Howard B. Hillman               2001        $99,992.16       $240         --        N/A            --       N/A
                             ------------ -------------- --------- ------------- ----------- ----------- ----------
President and Chief             2000        $ 100,000        $240         --        N/A            --       N/A
                             ------------ -------------- --------- ------------- ----------- ----------- ----------
Executive Officer               1999        $ 100,000        $240         --        N/A            --       N/A
---------------------------- ------------ -------------- --------- ------------- ----------- ----------- ----------

                             ------------ -------------- --------- ------------- ----------- ----------- ----------

(1) This column reflects compensation to named executive officers under the Company's 401(k) Retirement Plan.


Stock Options and Other Plans:

The Company has an Incentive Stock Option Plan ("ISO Plan"), a Special Purpose
Stock Option Plan ("SPSO Plan"), and an Employee Stock Purchase Plan ("ESP
Plan"). The Board of Directors may from time to time alter, amend, suspend or discontinue the ISO Plan, the SPSO Plan and the ESP Plan, except that the Board may not take action which adversely affects the rights and obligations with respect to stock options outstanding under the Plans. The Board may not, without approval of the shareholders: (i) increase the maximum number of shares of Common Stock that may be made subject to options under any of the Plans; (ii) materially increase the benefits accruing to participants under any of the Plans; or (iii) materially modify the requirements as to eligibility for participation in any of the Plans.

As amended by the shareholders in January 1992, the ISO Plan and the SPSO Plan options were pooled, combining the number of shares available for grant under both Plans. In 1998, the shareholders approved an increase of shares available for grant under the Plans to 1,000,000. In 1999, the shareholders approved an increase of shares available for grant under the Plans to 2,000,000. Effective
January 30, 2001, the shareholders approved an increase of shares available for grant collectively under the Plans to a maximum of 4,000,000.

                                       24

Any shares of Common Stock that were subject to Stock Options, but for which such Stock Options have expired, shall again be available for purposes of granting Stock Options under the ISO Plan and the SPSO Plan. As of September 30, 2001 a total of 2,671,111 options for shares of Common Stock remained available for grant collectively under these Plans. There is no specific commitment of the shares in the plans.



Incentive Stock Option Plan:

Under the ISO Plan, key employees are granted options to purchase Common Stock of the Company at a per share price equal to the fair market value of a share of Common Stock on the date that the option is granted. Almost all of the Company's approximately 184 employees could qualify as key employees. The Compensation Committee determines the optionees, the number of shares covered by the options, and the exercise price of options granted under the ISO Plan. Compensation Committee members are not eligible to receive options under the ISO Plan.

A copy of the ISO Plan is available upon shareholder request.



Special Purpose Stock Option Plan:

The SPSO Plan was adopted in 1981, approved by the shareholders in 1982, revised in 1994, 1995, 1998 and revised again in 1999. Under the SPSO Plan, options are granted at the fair market value of the shares on the date of grant. The Compensation Committee determines the optionees, the number of shares covered by the options, and the exercise price of the options granted under the Plan. The options granted and to be granted under the SPSO Plan are not "incentive" stock options which meet the requirements of Section 422A of the Internal Revenue Code of 1986, as amended. Compensation Committee members are eligible to receive options under the SPSO Plan.

Under either the ISO Plan or the SPSO Plan, options become exercisable in five cumulative annual installments of twenty percent (20%) per year, and remain exercisable until the option expires. A change of ownership of the Company may accelerate the vesting schedule of the options. An unexercised option generally expires on the tenth anniversary of the date on which it was granted, or thirty
(30) days after termination of the employment, or one year after the death or disability of the optionee. The exercise price on the date of grant may be paid either in cash or at the discretion of the Compensation Committee by delivery of shares of the Company's Common Stock previously purchased, valued at the market price as of the date such shares are tendered to the Company. The Compensation Committee may, in its discretion, establish provisions for the exercise of stock options different from those described in this paragraph. No named executive officer exercised any stock options in fiscal year 2001.

A copy of the SPSO Plan has been filed with the Securities and Exchange Commission and is also available upon shareholder request.


Option Reporting Requirements:

Option Grants Table

None of the named executive officers referred to in the Summary Compensation Table were granted stock options during the period from October 1, 2000 through September 30, 2001.


Aggregated Option Exercises and Fiscal Year End Option Value Table:

 None of the named executive officers held or received options at the end of the last fiscal year.

Employee Stock Purchase Plan:

The Company's Employee Stock Purchase Plan ("ESP Plan") became effective in 1980, and is administered by two members of the Board of Directors (the "Committee"). Almost all full-time employees who have been with the Company for at least six months and who work seventeen and one-half (17 1/2) hours per week are entitled to participate in the ESP Plan. The purchase period for the ESP Plan begins on March 1 and ends October 31, for each calendar year. All employees who wish to participate in the ESP Plan must re-enroll at the beginning of each purchase period.

An employee may purchase stock equal to the lesser of ten percent (10%) of his annual salary, or the number of shares authorized by the Committee. The ESP Plan allows employees to purchase Common Stock at the lesser of either full market price, or at a five percent (5%) discount of the fair market price of the stock at the beginning of the purchase period, or at a five percent (5%) discount of the fair market price when the stock is purchased.

No shares of Common Stock were acquired under the ESP Plan from October 1, 2000 through September 30, 2001 by the named executive officers. During fiscal year 2001, there were 2179 shares purchased by the employees of the Company pursuant to the ESP Plan.

A copy of the ESP Plan has been filed with the Securities and Exchange Commission and is also available upon shareholder request.


Retirement Savings Plan:

The Company's Retirement Savings Plan (the "Retirement Plan") is a cash or deferred profit-sharing plan designed to comply with the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company may participate in the Retirement Plan, provided that they have six months of service with the Company. The Retirement Plan is administered by a committee appointed by the Board of Directors.

Funds of the Plan are held, invested and administered by an independent company. Plan funds may not be invested in Common Stock of the Company.

Under the Plan, employees may contribute an amount equal to up to twenty percent (20%) of their compensation per pay period, subject to statutory limitations, to a tax deferral account. The percentage of compensation that may be contributed by the highly compensated employees under the Internal Revenue Code depends on the average percentage of compensation contributed by the non-highly compensated employees.

The Company will contribute, to the employee's account, an amount equal to the employee's contribution, up to ten dollars ($10) per pay period. The value of an employee's account is payable to the employee or the employee's beneficiary upon the employee's retirement, voluntary or involuntary termination of employment, death, or disability. Prior to such time, withdrawals may only be made for financial hardships as defined by the Internal Revenue Code and Regulations.

The Board of Directors may, in its discretion, terminate the Retirement Plan at any time, in whole or in part. Upon such termination, the Retirement Plan provides for the distribution of the assets of the fund for the benefit of its participants.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Voting Securities and Principal Shareholders:

The following table sets forth, as of December 5, 2001, information with respect to beneficial ownership of the Company's Common Stock by each person beneficially owning more than five percent (5%) of the outstanding shares of such Common Stock:



    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT-
                                   (continued)
---------------  -------------------------------- -----------------------------
                                                        Shares        Percent
                                                     Beneficially       of
Title of Class      Name and Address                    Owned          Class
==============   ================================  ================   ========
   Common           Hillman Trusts(1)               1,676,360 (2)        2.8%
   Stock
--------------   -------------------------------   ----------------   --------
   Common          Howard B. Hillman(1)            59,004,233 (2)(3)    99.4%
   Stock
--------------   -------------------------------   ----------------   --------
   Common        Venhill Limited Partnership(1)    56,658,106  (4)      95.4%
   Stock
--------------   -------------------------------   ----------------   --------

(1)  The address is c/o Howard B. Hillman, Taconic Group, 158 Main Street, New
     Canaan, CT 06840.

(2) The Hillman Trusts are comprised of twelve separate trusts holding in aggregate 1,676,360 shares. These shares are also included in the total for Howard B. Hillman, President, CEO and a director of the Company. Under the terms and conditions of the Trusts, Mr. Hillman has sole voting and investment powers for one Trust which includes 1,000 shares; shared voting and investment powers for ten Trusts which include 768,693 shares; and neither voting nor investment powers for one Trust which includes 906,666 shares. Additionally, Mr. Hillman is the beneficiary and Trustee of one of the Trusts; beneficiary of two of the Trusts; and the Trustee of ten of the Trusts. The other Trustees and beneficiaries of the Hillman Trusts are neither officers nor directors of the Company.

(3) Includes 669,767 shares held directly by Howard B. Hillman; 56,658,106 shares owned by Venhill Limited Partnership of which Mr. Hillman is a general partner; and 1,676,630 shares held by the Hillman Trusts. Excludes an aggregate of 800 shares owned by Mr. Hillman's adult children, as to which shares Mr. Hillman disclaims beneficial ownership.

(4)  Howard B. Hillman is a general partner of Venhill Limited Partnership.


The following table sets forth, as of December 5, 2001 information with respect to beneficial ownership of the Company's Common Stock by each director of the Company, each of whom is a nominee for election as director, by each named executive officer, and by the present directors and officers of the Company as a group:

------------------ -------------------------------------------------- ------------------------ ----------------
                                                                         Amount and Nature         Percent
  Title of                                                                      of                   of
    Class                                     Name                      Beneficial Ownership        Class
================== ================================================== ======================== ================
  Common              Howard B. Hillman                                     59,004,233 (1)           99.4%
  Stock            -------------------------------------------------- ------------------------ ----------------
                      Major General William R. Usher, USAF (Ret.)                4,200                *
                   -------------------------------------------------- ------------------------ ----------------
                      J. Roderick Heller, III                                    6,000                *
------------------ -------------------------------------------------- ------------------------ ----------------
  Common Stock        All current directors and officers as a group         59,014,723 (1)           99.4%
                      (6 persons)
------------------ -------------------------------------------------- ------------------------ ----------------
*Less than 1 percent.

(1) Includes 697,833 shares of Common Stock held by the Hillman Trusts of which Howard B. Hillman is both a Trustee and a beneficiary; 71,861 shares of Common Stock held of record by the Hillman Trusts of which Mr. Hillman is a Trustee but not a beneficiary and as to which he disclaims beneficial ownership; 906,666 shares of Common Stock of which Mr. Hillman is a grantor and neither a Trustee nor a beneficiary; 669,767 shares of Common Stock owned directly by Mr. Hillman; 56,658,106 shares owned by Venhill Limited
     Partnership of which Mr. Hillman is a general partner; and excludes an aggregate of 800 shares held by Mr. Hillman's adult children, as to which shares Mr. Hillman disclaims beneficial ownership.


                                       27

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The following response to this Item will be contained in the Company's Proxy Statement for the Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." The 2001 Annual Meeting of the Shareholders will be held on an as yet to be determined date in the year 2002.

The Company intends to file definitive copies of the Proxy Statement with the Securities and Exchange Commission within 120 days after September 30, 2001, the close of its last fiscal period, and pursuant to General Instruction E to Form 10-KSB. Information called for by these items is incorporated herein from such definitive Proxy Statement.


Certain Relationships and Related Transactions:

During fiscal year 2001 the Company borrowed $3,450,000 from the Venhill Limited Partnership ("Venhill"), in which Mr. Hillman, the general partner, has voting and investment powers. The Company used the amounts borrowed as working capital. In March, 2001 the Board of Directors approved the conversion of $3,000,000 of the debt to Venhill for 15,789,474 shares of Common Stock at a conversion price of $0.19 per share. The price per share for each conversion approximates the market bid price at the date of conversion.


The Company's related party debt activity for the fiscal year ending September 30, 2001 was as follows:


      Note payable balance as of October 1, 2000             $6,150,000
      Additional amount borrowed                              3,450,000
      Amount paid                                                     0
      Amount converted to common stock by Venhill            (3,000,000)
                                                             ----------
      Note payable balance as of September 30, 2001          $6,600,000
                                                             ==========

The outstanding Venhill notes are payable through October 1, 2003 and bear interest at ten percent (10%). Interest payable relating to this debt was approximately $386,000 as of September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AUTO-TROL TECHNOLOGY CORPORATION


Date:  December 28, 2001                    By:  /s/  HOWARD B. HILLMAN
                                               --------------------------------
                                                      Howard B. Hillman,
                                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                                         Title             Date
----------                                         -----             ----

/s/  HOWARD B. HILLMAN                          Chairman of    December 28, 2001
--------------------------------------------    the Board
     Howard B. Hillman                          President
                                                (Principal
                                                Executive
                                                Officer)




/s/  MAJOR GENERAL WILLIAM R. USHER,USAF (RET.) Director       December 28, 2001
---------------------------------------------
     Major General William R. Usher (Ret.)*


/s/  J. RODERICK HELLER, III                    Director       December 28, 2001
------------------------------------
     J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:
MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
-----------------------------------------------
J. RODERICK HELLER, III
-----------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

       Exhibit
       number    Description of Exhibit
       ------    -----------------------
       3.3       Restated Articles of Incorporation*
       3.4       Bylaws**
       3.5       Amendment to Bylaws***
       4.1       Specimen Certificate**
       4.2       Copies of Industrial Development Revenue Bond documents**
       4.3       Specimen Debentures, Warrants, Royalty Agreement, and
                 Royalty Certificate issued to purchase Research and
                 Development Limited Partnership Interests+
      10.1       Copy of Incentive Stock Option Plan, as amended through
                 January 30, 2001
      10.2       Copy of Special Purpose Stock Option Plan, as amended
                 through January 30, 2001
      10.3       Agreement with HP/Apollo Computer, Inc., as amended October
                 13, 1999****
      10.4       Agreement with Minolta Business Systems Inc. dated April 27,
                 1999*****
      10.5       Agreement with Copelco Capital Inc. dated February 24,
                 1999*****
      10.6       Agreement with Copelco Capital Inc. dated November 20,
                 1998*****
      10.7       Agreement with Howard B. Hillman dated June 21, 2001
      21         Subsidiaries of the Registrant
      23         Consent of Gelfond Hochstadt Pangburn, P.C.
      24.1       Power of Attorney - J. Roderick Heller, III
      24.2       Power of Attorney - Major General William R. Usher, USAF
                 (Ret.)


* Incorporated by reference from Form 10-K for fiscal year ended September 30, 1996, dated December 10, 1996.

** Incorporated by reference from Registration Statement No. 2-63253, filed January 24, 1979.

*** Incorporated by reference from Registration Statement No. 2-73702, filed August 14, 1981.

**** Incorporated by reference from Form 10-K for fiscal year ended September 30, 2000, dated December 8, 2000

***** Incorporated by reference from Form 10-K for fiscal year ended September
      30, 1999, dated December 7, 1999

+ Incorporated by reference from Form 10-K for fiscal year ended September 30, 1988, dated December 14, 1988.


(b)      Reports on Form 8-K

None

                                  EXHIBIT INDEX

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

     10.1      Copy of Incentive Stock Option Plan, as amended through
               January 30, 2001

     10.2 Copy of Special Purpose Stock Option Plan, as amended through January 30, 2001

     10.7      Agreement with Howard B. Hillman dated June 21, 2001

     21        Subsidiaries of the Registrant

     23        Consent of Gelfond Hochstadt Pangburn, P.C.

     24.1      Power of Attorney - J. Roderick Heller, III

     24.2      Power of Attorney - Major General William R. Usher, USAF
               (Ret.)