Form 10QSB
period 2001-12-31
AUTO TROL TECHNOLOGY CORP
filed 2002-02-13
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended December 31, 2001
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-9247

                        Auto-trol Technology Corporation
                        --------------------------------
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

Number of shares outstanding as of February 11, 2002: 59,366,603

                        AUTO-TROL TECHNOLOGY CORPORATION
            REPORT TO SECURITIES AND EXCHANGE COMMISSION ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001



                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information

  Item 1.  Financial Statements

           Independent Accountant's Report                                   1

           Consolidated Statements of Operations (unaudited),
              three months ended December 31, 2001 and 2000                  2

           Consolidated Statements of Comprehensive Loss (unaudited),
              three months ended December 31, 2001 and 2000                  2

           Consolidated Balance Sheets, December 31, 2001 (unaudited)
              and September 30, 2001                                         3

           Consolidated Statements of Cash Flows (unaudited),
              three months ended December 31,  2001 and 2000                 4

           Notes to Consolidated Statements                                 5-6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6-8

Part II. Other Information, Item 6(b) Reports on Form 8-k                    9

           Signatures                                                       10

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Auto-trol Technology Corporation


We have reviewed the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, comprehensive loss and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended (not presented herein); we expressed an unqualified opinion on those consolidated financial statements, with an emphasis paragraph describing the majority shareholder's commitment to provide financial support through December 31, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.
------------------------------------
GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
February 11, 2002

                        AUTO-TROL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                             2001        2000
                                                           --------    --------
Revenues:
    Sales ..............................................   $    615    $    730
    Service ............................................      1,084       1,089
                                                           --------    --------
                                                              1,699       1,819

Costs and expenses:
    Cost of sales ......................................        230         179
    Cost of service ....................................        252         255
    Research and product development ...................      1,494       1,421
    Marketing, general and administrative ..............      1,687       1,854
                                                           --------    --------
                                                              3,663       3,709

Loss from operations ...................................     (1,964)     (1,890)

Interest income ........................................          8          55
Interest expense (related party, $191, $108) ...........       (205)       (176)
                                                           --------    --------

Net loss ...............................................   $ (2,161)   $ (2,011)
                                                           ========    ========

Basic and diluted loss per share .......................   $   (.04)   $   (.06)

Weighted average number of basic and diluted common
    shares outstanding .................................     59,363      35,503


                 See Notes to Consolidated Financial Statements



                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                            2001          2000
                                                           -------      -------

Net loss .............................................     $(2,161)     $(2,011)
Other comprehensive income/(loss) net of tax:
   Foreign currency translation adjustments ..........         (11)         206
                                                           -------      -------

Total comprehensive loss .............................     $(2,172)     $(1,805)
                                                           =======      =======



                                   AUTO-TROL TECHNOLOGY CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                (in thousands except per share amounts)

                                                                               December 31, September 30,
                                                                                  2001          2001
                                                                               (unaudited)
                                                                                ---------    ---------
                                     ASSETS
Current Assets:
    Cash and cash equivalents ...............................................   $   1,075    $   1,054
    Receivables, net of allowance of $75 and $75 ............................       1,445        1,041
    Service parts and prepaid expenses ......................................         381          392
                                                                                ---------    ---------
         Total current assets ...............................................       2,901        2,487
                                                                                ---------    ---------

Property, facilities and equipment:
    Land ....................................................................         356          356
    Building and improvements ...............................................       8,325        8,325
    Machinery and equipment .................................................       5,464        5,501
    Furniture, fixtures and leasehold improvements ..........................         850          857
                                                                                ---------    ---------
                                                                                   14,995       15,039
    Less accumulated depreciation and amortization ..........................     (10,473)     (10,393)
                                                                                ---------    ---------
                                                                                    4,522        4,646
                                                                                ---------    ---------
Purchased software, net of accumulated amortization of $1,301 and $1,265 ....         188          181
Other assets ................................................................          61           64
                                                                                ---------    ---------
         Total assets .......................................................   $   7,672    $   7,378
                                                                                =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ........................................................   $     165    $     211
    Current portion of long-term debt .......................................         240          240
    Current portion of capital lease obligations ............................           8            8
    Accrued interest payable, related party portion $575 and $386 ...........         600          400
    Unearned service revenue and customer deposits ..........................       1,548        1,293
    Accrued compensation and related taxes ..................................         230          231
    Other liabilities .......................................................         521          413
                                                                                ---------    ---------
         Total current liabilities ..........................................       3,312        2,796

Long-term debt, related party portion $8,550 and $6,600 .....................       9,030        7,080
Capital lease obligations ...................................................          14           16
                                                                                ---------    ---------
         Total liabilities ..................................................      12,356        9,892
                                                                                ---------    ---------

Shareholders' equity:
Common stock, $.02 par value; authorized 60,000,000 shares; issued
59,366,603 and 59,357,164 shares ............................................       1,188        1,188
    Additional paid-in capital ..............................................     112,806      112,803
    Accumulated other comprehensive loss ....................................        (833)        (821)
    Accumulated deficit .....................................................    (117,845)    (115,684)
                                                                                ---------    ---------
         Total shareholders' equity .........................................      (4,684)      (2,514)
                                                                                ---------    ---------
                                                                                $   7,672    $   7,378
                                                                                =========    =========


                            See Notes to Consolidated Financial Statements



                                   AUTO-TROL TECHNOLOGY CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                              (unaudited)

                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                     2001        2000
                                                                                    -------    -------
Cash flow from operating activities:
      Net loss ..................................................................   $(2,161)   $(2,012)
      Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization .............................................       175         96
      Provision for bad debt ....................................................      --            1
      Loss on disposal of property, facilities and equipment ....................         5         14
      Changes in operating assets and liabilities
           Receivables ..........................................................      (421)      (138)
           Service parts and prepaid expenses ...................................        10        (88)
           Accounts payable .....................................................       (62)        28
           Other liabilities ....................................................       109         66
           Accrued interest payable .............................................       200        174
           Unearned revenue and customer deposits ...............................       265        395
                                                                                    -------    -------
Net cash used in operating activities ...........................................    (1,880)    (1,464)
                                                                                    -------    -------
Cash flows from investing activities:
      Capital expenditures ......................................................       (95)        85
      Other assets ..............................................................      --          (42)
                                                                                    -------    -------
Net cash provided by investing activities .......................................       (95)        43
                                                                                    -------    -------
Cash flows from financing activities:
      Proceeds from issuance of notes payable, related party ....................     1,950       --
      Payments on notes payable, capital leases and long-term debt ..............        (2)        (7)
      Proceeds from issuance of common stock ....................................         2          1
                                                                                    -------    -------
Net cash used in financing activities ...........................................     1,950         (6)
Effect of exchange rate changes on cash .........................................        46         44
                                                                                    -------    -------
Net increase (decrease) in cash and cash equivalents ............................        21     (1,383)
Cash and cash equivalents at the beginning of the year ..........................     1,054      4,199
                                                                                    -------    -------
Cash and cash equivalents at the end of the period ..............................   $ 1,075    $ 2,816
                                                                                    =======    =======


                            See Notes to Consolidated Financial Statements

                                                   4

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 2001(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission (SEC). Financial information as of September 30, 2001 has been derived from the audited consolidated financial statements of Auto-trol Technology Corporation and subsidiaries (the Company).

The condensed consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 2001 included in Form 10-KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. Operating results for the three month periods ending December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

(3) Changes in Borrowings and Shareholder's Equity

During the quarter ended December 31,2001, the company issued shares of common stock for approximately $2,000 under the Company's Employee Stock Purchase Plan.

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

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED DECEMBER 31, 2001 (unaudited)

(5) Common Stock Authorized

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

Results of Operations

Overview

Operating losses for the first quarter ended December 31, 2001 increased $74,000 as compared to the first quarter ended December 31, 2000. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended December 31, 2001 compared to three months ended December 31, 2000
--------------------------------------------------------------------------------

Revenues - For the quarter ended December 31, 2001, total sales and service revenue decreased $120,000 or 6.6%, from the quarter ended December 31, 2000.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)


                               In Thousands
                            Three Months Ended               Decrease      %
                    December 31, 2001   December 31, 2000
                    -----------------   -----------------    --------   -------

Sales Revenue:           $   615             $   730         $  (115)    (15.7)%

Service Revenue:           1,084               1,089              (5)      (.5)%

                         -------             -------         -------    -------

                         $ 1,699             $ 1,819         $  (120)     (6.6)%


Cost of Sales and Service - For the first quarter ended December 31, 2001, gross profit margins on total revenue decreased to 71.6% from 76.1% for the first quarter ended December, 2000.

                               In Thousands
                            Three Months Ended              Decrease       %
                  December 31, 2001    December 31, 2000
                  -----------------    -----------------    --------    -------
    Sales
Gross Profit          $   385               $   551         $  (166)     (30.1)%

   Service
Gross Profit              832                   834              (2)       (.2)%
                      -------               -------         -------     -------

                      $ 1,217               $ 1,385         $  (168)     (12.1)%


Research and Product Development - Research and development expenses were approximately 87.9% of revenue for the quarter ended December 31, 2001 and 78.1% of revenue for the quarter ended December 31, 2000. Total research and development expense increased by 5.1% or $73,000 in the first quarter ended December 31, 2001 compared to the previous year's first quarter.

Marketing, General, and Administrative - In the first quarter ended December 31, 2001, marketing, general and administrative expenses decreased $167,000, or 9.0%, from the first quarter ended December 31, 2000.

Interest - In the quarter ended December 31, 2001, interest expense increased $29,000 from the quarter ended December 31, 2000. Interest income decreased $47,000 as compared to the first quarter of fiscal 2000.

Liquidity and Capital Resources

Financial Condition - At December 31, 2001, the Company had approximately $1,075,000 in cash and cash equivalents, which was 2.0% more than cash balances at September 30, 2001. The Company's net working capital deficit was approximately $(411,000) at December 31, 2001, as compared to a working capital deficit of $(309,000) at September 30, 2001. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At December 31, 2001, the Company had outstanding related party debt of $8,550,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2002. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2002.

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

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the first three months ended December 31, 2001, the Company had realized a loss of approximately $2,300 through payments it had received from its subsidiaries as compared to a $3,200 loss for the same period in 2000.

Subsequent Event

In January 2002, the Company filed Schedule 13E-3 with the Security Exchange Commission that includes a proposed plan of merger ("Merger") and Going Private Statement. Under the Merger, the Company will merge with ATTC, Inc., a Colorado corporation ("ATTC"), with the Company surviving. It is currently anticipated that the Merger will be consummated in spring 2002. At the effective time:

     o each share of Auto-trol common stock, issued and outstanding immediately prior to the effective time (other than common stock held by ATTC or dissenting shareholders will, by virtue of the Merger and without any action on the part of the holder thereof, be converted into and become the right to receive $0.20 per share, without interest (the "Merger Consideration");

     o each share of Auto-trol common stock issued and outstanding immediately prior to the effective time that is owned by ATTC will automatically be canceled, retired and cease to exist and no payment will be made with respect thereto;

     o each share of common stock of ATTC issued and outstanding immediately prior to the effective time will be converted into and become one share of common stock of Auto-trol as the surviving corporation and will constitute the only outstanding share of capital stock of Auto-trol;

     o dissenting shareholders who strictly comply with provisions of the Colorado Business Corporation Act regarding statutory appraisal rights have the right to seek a determination of the fair value of the shares of common stock and payment in cash therefore in lieu of the Merger consideration;

     o Each certificate representing shares of Auto-trol common stock that have been converted to cash under the terms of the Plan of Merger will, after the effective time evidence only the right to receive, upon the surrender of such Certificate, an amount of cash per share equal to $0.20, with interest.

Prior to the Merger, the Company's Chairman of the Board and President, and affiliated entities (which own in excess of ninety percent of the common stock of the company) (collectively referred to as "the Controlling Shareholders") will transfer all of their equity interest in Auto-trol to ATTC in exchange for shares of capital stock of ATTC. The Controlling Shareholders of Auto-trol will also be the controlling shareholders of ATTC, the Merger will be accounted for as a reverse acquisition of ATTC by Auto-trol and a recapitalization of Auto-trol. Assets and liabilities transferred in the Merger will be recognized at their historical carrying amounts at the date of Merger. Financing for the Merger is expected to be provided by Mr. Hillman or an affiliate in the form of a loan to ATTC. The loan is expected not to exceed $40,000.

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


                                        AUTO-TROL TECHNOLOGY CORPORATION
                                                 (Registrant)


Date: February 11, 2002               /s/       HOWARD B. HILLMAN
                                      -------------------------------------
                                                Howard B. Hillman,
                                          Chairman of the Board, President
                                  (Principal Executive and Financial Officer and
                                           Principal Accounting Officer)