Form 10KSB40/A
period 2001-09-30
AUTO TROL TECHNOLOGY CORP
filed 2002-04-02
CIK 278048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                                (AMENDMENT NO. 1)

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

                           Commission File No. 0-9247

                        Auto-trol Technology Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Colorado                                     84-0515221
              --------                                     ----------
     (State of Incorporation)                            (IRS Employer
                                                     Identification Number)


           12500 North Washington Street, Denver, Colorado 80241-2400
           ----------------------------------------------------------
                    (Address of principal executive offices)


                            Area code (303) 452-4919
                            ------------------------
               (Registrant's Telephone Number including area code)


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

                             Yes [X]     No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 11, 2002, was based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on February 11, 2002 was 59,366,603.

================================================================================

                                EXPLANATORY NOTE

     The purpose of this Amendment is to indicate that, in addition to the capacities reflected on the initial Form 10-KSB filing, Mr. Hillman is signing in the capacity Auto-trol's principal financial officer and controller/principal accounting officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AUTO-TROL TECHNOLOGY CORPORATION


Date:  March 26, 2002                       By: /s/ HOWARD B. HILLMAN
                                            ------------------------------------
                                            Howard B. Hillman,
                                            President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                                          Title                      Date

/s/ HOWARD B. HILLMAN                               Chairman of the Board      March 26, 2002
---------------------                               President (Principal
Howard B. Hillman                                   Executive Officer;
                                                    Principal Financial
                                                    Officer; and
                                                    Controller/Principal
                                                    Accounting Officer)



/s/ MAJOR GENERAL WILLIAM R. USHER, USAF (RET.)     Director                   March 26, 2002
----------------------------------------------
Major General William R. Usher (Ret.)*


/s/ J. RODERICK HELLER, III                         Director                   March 26, 2002
------------------------------------
J. Roderick Heller, III*


*Howard B. Hillman is the Attorney in fact for:

MAJOR GENERAL WILLIAM R. USHER, USAF (RET.) and
J. RODERICK HELLER, III
-----------------------------------------------

