Form 10QSB
period 2002-03-31
AUTO TROL TECHNOLOGY CORP
filed 2002-05-15
CIK 278048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the period ended March 31, 2002

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission File Number: 0-9247
                                                --------

                        Auto-trol Technology Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                     84-0515221
 ------------------------------              ----------------------------------
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

Number of shares outstanding as of May 13 , 2002:   59,366,603

                                                                           Page
                                                                          Number
Part I.  Financial Information

  Item 1.  Financial Statements

         Independent Accountants' Report

         Consolidated Statements of Operations (unaudited),                  1
              three months ended March 31, 2002 and 2001 and six months ended March 31, 2002 and 2001

         Consolidated Statements of Comprehensive Loss (unaudited),          1
              three months ended March 31, 2002 and 2001 and six months ended March 31, 2002 and 2001

         Consolidated Balance Sheets March 31, 2002 (unaudited)              2
               and September 31, 2001

         Consolidated Statements of Cash Flows (unaudited),                  3
               six months ended March 31, 2002 and 2001

         Notes to Consolidated Statements                                    4

   Item 2.  Management's Discussion and Analysis of Financial Condition     5-9
            and Results of Operations

Part II.  Other Information, Item 6(b) Reports on Form 8-k                   9

          Signatures                                                        10

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
Auto-trol Technology Corporation


We have reviewed the accompanying consolidated balance sheet of Auto-trol Technology Corporation and subsidiaries as of March 31, 2002, the related consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America .

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended (not presented herein); we expressed an unqualified opinion on those consolidated financial statements, with an emphasis paragraph describing the majority shareholder's commitment to provide financial support through December 31, 2002. In our opinion, the information set forth in the accompanying consolidated balance as of September 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/  GELFOND HOCHSTADT PANGBURN, P.C.
-------------------------------------
     GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 13, 2002



                                 AUTO-TROL TECHNOLOGY CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands except per share amounts)
                                            (unaudited)

                                                       Three Months Ended       Six Months Ended
                                                           March 31,               March 31,
                                                      ====================    ====================
                                                        2002        2001        2002        2001
                                                      ====================    ====================
Revenues:
    Sales .........................................   $    570    $  1,228    $  1,185    $  1,958
    Service .......................................      1,081       1,048       2,165       2,137
                                                      --------    --------    --------    --------
                                                         1,651       2,276       3,350       4,095

Costs and expenses:
    Cost of sales .................................        149         308         379         487
    Cost of service ...............................        230         281         482         536
    Research and product development ..............      1,519       1,402       3,013       2,823

    Marketing, general and administrative .........      1,562       1,618       3,248       3,472
                                                      --------    --------    --------    --------
                                                         3,460       3,609       7,122       7,318

Loss from operations ..............................     (1,809)     (1,333)     (3,772)     (3,223)

Interest income ...................................         10          26          18          81
Interest expense (related party $241, $186, $432,
 $294) ............................................       (258)       (159)       (463)       (335)
                                                      --------    --------    --------    --------
Net loss ..........................................   $ (2,057)   $ (1,466)   $ (4,217)   $ (3,477)
                                                      ========    ========    ========    ========

Basic and diluted loss per share ..................       (.03)       (.03)       (.07)       (.09)

Weighted average number of basic and diluted common
    shares outstanding ............................     59,367      42,358      59,365      38,892



                                AUTO-TROL TECHNOLOGY CORPORATION
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (in thousands except per share amounts)
                                           (unaudited)

                                                      Three Months Ended       Six Months Ended
                                                           March 31,               March 31,
                                                      ===================     ===================
                                                        2002        2001        2002        2001
                                                      ===================     ===================

Net loss ..........................................   $(2,057)    $(1,466)    $(4,217)    $(3,477)
Other comprehensive income/(loss) net of tax:
   Foreign currency translation adjustments .......         1           4         (10)        210
                                                      -------     -------     -------     -------

Total comprehensive loss ..........................   $(2,056)    $(1,462)    $(4,227)    $(3,267)
                                                      =======     =======     =======     =======


                         See Notes to Consolidated Financial Statements

                                               1



                                  AUTO-TROL TECHNOLOGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                               (in thousands except per share amounts)



                                                                           March 31,  September 30,
                                                                             2002         2001
                                                                          (unaudited)
                                                                           ---------    ---------
                                              ASSETS
Current Assets:
    Cash and cash equivalents ..........................................   $   1,241    $   1,054
    Receivables, net of allowance of $73 and $75 .......................       1,112        1,041
    Service parts and prepaid expenses .................................         395          392
                                                                           ---------    ---------
         Total current assets ..........................................       2,748        2,487
                                                                           ---------    ---------

Property, facilities and equipment:
    Land ...............................................................         356          356
    Building and improvements ..........................................       8,327        8,325
    Machinery and equipment ............................................       5,450        5,501
    Furniture, fixtures and leasehold improvements .....................         850          857
                                                                           ---------    ---------
                                                                              14,983       15,039
    Less accumulated depreciation and amortization .....................     (10,578)     (10,393)
                                                                           ---------    ---------
                                                                               4,405        4,646
Purchased software, net of accumulated amortization of $1,336 and $1,265         153          181
Other assets ...........................................................         124           64
                                                                           ---------    ---------
         Total assets ..................................................   $   7,430    $   7,378
                                                                           =========    =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT

Current Liabilities:
    Accounts payable ...................................................   $     136    $     211
    Current portion of long-term debt ..................................         240          240
    Current portion of capital lease obligations .......................           5            8
    Accrued interest payable, related party portion $239 and $386 ......         249          400
    Unearned service revenue and customer deposits .....................       1,699        1,293
    Accrued compensation and related taxes .............................         240          231
    Other liabilities ..................................................         363          413
                                                                           ---------    ---------
         Total current liabilities .....................................       2,932        2,796
Long-term debt, related party portion $10,750 and $6,600 ...............      11,230        7,080
Capital lease obligations ..............................................           6           16
                                                                           ---------    ---------
         Total liabilities .............................................      14,168        9,892
                                                                           ---------    ---------

Shareholders' equity deficit:
    Common stock, $.02 par value; authorized 60,000,000 shares; issued
        59,366,603 and 59,357,164 shares ...............................       1,188        1,188
    Additional paid-in capital .........................................     112,806      112,803
    Accumulated other comprehensive loss ...............................        (831)        (821)
    Accumulated deficit ................................................    (119,901)    (115,684)
                                                                           ---------    ---------
         Total shareholders' equity deficit.............................      (6,738)      (2,514)
                                                                           ---------    ---------
                                                                           $   7,430    $   7,378
                                                                           =========    =========


                           See Notes to Consolidated Financial Statements

                                                 2



                                    AUTO-TROL TECHNOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)
                                               (unaudited)



                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                      2002       2001
                                                                                    ------------------
Cash flow from operating activities:
      Net loss ..................................................................   $(4,217)   $(3,477)
      Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization .............................................       341        271
      Provision for bad debt ....................................................         5
      Loss on disposal of property, facilities and equipment ....................         5        114
      Changes in operating assets and liabilities
           Receivables ..........................................................      (140)       136
           Service parts and prepaid expenses ...................................        (9)      (171)
           Accounts payable .....................................................       (70)       (37)
           Accrued interest payable .............................................      (151)      (275)
           Unearned service revenue and customer deposits .......................       421        378
           Other liabilities ....................................................       (37)         8
                                                                                    -------    -------
Net cash used by operating activities ...........................................    (3,852)    (3,053)

Cash flows from investing activities:
      Capital expenditures ......................................................       (75)        0
      Other assets ..............................................................       (58)      (42)
                                                                                    -------    -------
Net cash used in investing activities ...........................................      (133)      (42)
Cash flows from financing activities:
      Proceeds from issuance of notes payable ...................................     4,150        350
      Payments on notes payable, capital leases and long-term debt ..............       (13)       (20)
      Proceeds from issuance of common stock ....................................         2          1
                                                                                    -------    -------
Net cash provided by financing activities .......................................     4,139        331
Effect of exchange rate changes on cash .........................................        33         22
                                                                                    -------    -------
Net increase (decrease) in cash and cash equivalents ............................       187     (2,742)
Cash and cash equivalents at the beginning of the year ..........................     1,054      4,199
                                                                                    -------    -------
Cash and cash equivalents at the end of the period ..............................   $ 1,241    $ 1,457
                                                                                    =======    =======

Supplemental disclosure of cash flow information:
      Cash paid for interest during the period ..................................   $   614    $   611
                                                                                    =======    =======
Supplemental schedule of non-cash investing and financing activities:
      Conversion of related party debt to common stock ..........................              $ 3,000
                                                                                    =======    =======


                             See Notes to Consolidated Financial Statements

                                                   3

                        AUTO-TROL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2002 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements as of and for the year ended September 30, 2001 included in Form 10-KSB previously filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six month periods ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

(3) Changes in Borrowings and Shareholder's Equity

An additional $4,150,000 was borrowed from related parties during the six months ended March 31, 2002. During the six months ended March 31, 2002, the Company issued 9,439 shares of common stock for approximately $2,000 under the Company's Employee Stock Purchase Plan.

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

Results of Operations

Overview
Net loss for the second quarter ended March 31, 2002 continued and increased $590,000 as compared to the second quarter ended March 31, 2001. The company continues to believe that its Product Data Management (PDM), Electronic Publishing Solutions (EPS) and when it is completed, network configuration products, will present a unique complementary combination that will differentiate the Company from its competitors.

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

The three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues - For the quarter ended March 31, 2002, total sales and service revenue decreased $625,000 or 27.5%, from the quarter ended March 31, 2001.

                                 In Thousands                Increase/
                             Three Months Ended             (Decrease)      %
                     March 31, 2002      March 31, 2001
                     --------------      --------------     ----------   -------

Sales Revenue:           $  570              $1,228           $(658)     (53.6)%

Service Revenue:          1,081               1,048              33        3.1%
                     --------------      --------------     ----------   -------

                         $1,651              $2,276           $(625)     (27.5)%

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


Gross Profit Sales and Service - For the second quarter ended March 31, 2002, gross profit margins on total revenue increased to 77.0% from 74.1% for the second quarter ended March 31, 2001.

                                 In Thousands                Increase/
                             Three Months Ended             (Decrease)      %
                     March 31, 2002      March 31, 2001
                     --------------      --------------     ----------   -------
          Sales
      Gross Profit       $   421             $  920           $(499)     (54.2)%

         Service
      Gross Profit           851                767              84        10.9%
                     --------------      --------------     ----------   -------

                         $ 1,272             $1,687           $(415)     (24.6)%

Research and Product Development - Research and development expenses were approximately 92.0% of revenue for the quarter ended March 31, 2002 and 61.6% of revenue for the quarter ended March 31, 2001. Total research and development expense increased by 8.3% or $117,000 in the second quarter ended March 31, 2002 compared to the previous year's second quarter.

Marketing, General, and Administrative - In the second quarter ended March 31, 2002, marketing, general and administrative expenses decreased $56,000, or 3.5%, from the second quarter ended March 31, 2001.

Interest - In the second quarter ended March 31, 2002, interest expense increased $99,000 from the quarter ended March 31, 2001. Interest income decreased $16,000 as compared to the second quarter of fiscal 2001.

The six months ended March 31, 2002 compared to six months ended March 31, 2001

Revenues - For the six months ended March 31, 2002, total sales and service revenue decreased $745,000 or 18.2%, from the six months ended March 31, 2001.

                                In Thousands                 Increase/
                              Six Months Ended              (Decrease)      %
                     March 31, 2002      March 31, 2001
                     --------------      --------------     ----------   -------

Sales Revenue:           $1,185              $1,958           $(773)     (39.5)%

Service Revenue:          2,165               2,137              28         1.3%
                     --------------     ---------------     ----------   -------

                         $3,350              $4,095           $(745)     (18.2)%

Cost of Sales and Service - For the six months ended March 31, 2002, gross profit margins on total revenue decreased to 74.3% from 75.0% for the six months ended March 31, 2001. Gross profit margins on sales revenue for the six months ending March 31, 2002, decreased to 68.0% from 75.1% for the six months ended March 31, 2001. Gross profit margins for total service revenue in the six months of fiscal 2002 increased to 77.7% from 74.9% in the six months of fiscal 2001.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


                                In Thousands                 Increase/
                              Six Months Ended              (Decrease)      %
                     March 31, 2002      March 31, 2001
                     --------------      --------------     ----------   -------
          Sales
      Gross Profit       $  806              $1,471           $(665)     (45.2)%

         Service
      Gross Profit        1,683               1,601              82        5.1%
                     --------------      --------------     ----------   -------

                         $2,489              $3,072           $(583)     (19.0)%

Research and Product Development - Research and development expenses were approximately 89.9% of revenue for the six months ended March 31, 2002 and 68.9% of revenue for the six months ended March 31, 2001. Total research and development expense increased by 6.7% or $190,000 in the first six months ended March 31, 2002 compared to the previous year's six months.

Marketing, General, and Administrative - In the six months ended March 31, 2002, marketing, general and administrative expenses decreased $224,000, or 6.4%, from the six months ended March 31, 2001.

Interest - In the six months ended March 31, 2002, interest expense increased $128,000 from the six months ended March 31, 2001. Interest income decreased $63,000 as compared to the six months of fiscal 2001.

Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Revenue Recognition - The Company's revenue recognition policy is significant because its revenue is a key component of its results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions. The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of the revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

The Company derives its revenue from primarily two sources (i) software sales and rentals and (ii) services and support revenue which includes software license maintenance, training and consulting. Revenue under the software license maintenance contracts is recognized when the company performs the services or processes transactions in accordance with contractual performance standards. Customer prepayments (even if nonrefundable) are deferred (classified as a liability) and recognized over future periods as services are delivered or performed.

Reserve for Doubtful Accounts - Estimates are used in determining the Company's allowance for bad debts and are based on its historical collection experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, historical write-offs of accounts receivables, current trends in the credit quality of the customer base as well as changes in the credit policies of the Company are considered. The use of different estimates or assumptions concerning these criteria could produce different financial results.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


Property, Plant and Equipment - Property, plant and equipment and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. The assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Changes in the fair value of such assets due to impairment adjustments are recognized in the consolidated statements of income in the period in which the impairment occurs.

Liquidity and Capital Resources

Financial Condition - At March 31, 2002, the Company had approximately $1,241,000 in cash and cash equivalents, which was 17.7% higher than cash balances of $1,054,000 at September 30, 2001. The Company's net working capital deficit was $(184,000) at March 31, 2002, as compared to a working capital deficit of $(309,000) at September 30, 2001. Other than the uncertainty of future profitability, there are no known demands, commitments, events, or uncertainties that will result in the Company's liquidity increasing or decreasing in any material way. At March 31, 2002, the Company had outstanding related party debt of $10,750,000 from an affiliate of Howard B. Hillman, the Company's President, Chairman of the Board and principle shareholder. The Company will require additional funds from its majority shareholder to continue to fund future operating losses. The shareholder has committed, in writing, to continue providing financial support at least through December 31, 2002. If the Company does not achieve profitability in the near future, it will continue to be dependent on its majority shareholder for additional funding and to continue as a going concern. The Company's long term viability will be in jeopardy if it is not able to achieve financial independence through improved results, or should support from its majority shareholder not continue after December 31, 2002.

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

The Company does not use foreign exchange contracts, interest rate swaps, or option contracts. Foreign currency risk for the Company is limited to outstanding debt owed to the Company by the subsidiaries. The Company invoices its subsidiaries in their local currencies for products that are sold to the subsidiaries' end customers. Upon receipt of payment from the subsidiaries, a foreign currency gain or loss can occur. For the three months ended March 31, 2002, the Company realized a loss of approximately $6,000 through payments it had received from its subsidiaries as compared to a $5,000 gain for the same period in 2001.

Other

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS-(continued)


o each share of Auto-trol common stock, issued and outstanding immediately prior to the effective time (other than common stock held by ATTC or dissenting shareholders) will, by virtue of the Merger and without any action on the part of the holder thereof, be converted into and become the right to receive $0.20 per share, without interest (the "Merger Consideration");

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

o each certificate representing shares of Auto-trol common stock that have been converted to cash under the terms of the Plan of Merger will, after the effective time evidence only the right to receive, upon the surrender of such Certificate, an amount of cash per share equal to $0.20 with interest.

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


                                            AUTO-TROL TECHNOLOGY CORPORATION
                                                     (Registrant)


Date: May 13, 2002                          /s/  HOWARD B. HILLMAN
                                            -----------------------------------
                                                 Howard B. Hillman,
                                                 Chairman of the Board,
                                                 President
                                                 (Principal Executive and
                                                 Financial Officer and Principal
                                                 Accounting Officer)